Form 10-Q
period 2023-06-30
Hanryu Holdings, Inc.
filed 2023-09-15
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission File Number:

Hanryu Holdings, Inc

(Exact name of Registrant as specified in its charter)

Delaware	7370	88-1368281
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

160, Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Republic of Korea 07231
+82-2-564-8588

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	HRYU	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant has 52,808,589 shares of the common stock outstanding as of September 15, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward- looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward- looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, the risk that we may not be able to successfully implement our growth strategy due to the following reasons;

●	overall strength and stability of general economic conditions and of the social media platform and content creation industry in the United States and globally;

●	changes in consumer demand for, and acceptance of, our services, including our platform, as well as social media platforms in general;

●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●	our expectations regarding our future operating and financial performance;

●	our ability to effectively execute our business plan and continue to expand internationally;

●	our ability to recruit, retain, and motivate skilled personnel, including key members of senior management;

●	changes in the price of equipment, network infrastructure, hosting and maintenance;

●	uncertainties around the successful improvement and modification of our existing applications and development of new products and services, which may require significant expenditures and time;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●	our ability to effectively market our services;

●	costs and risks associated with litigation brought against us;

●	our ability to obtain and protect our existing intellectual property protections, including trademarks and copyrights;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	our ability to list our shares on the Nasdaq Capital Market or any other exchange and maintain such listing; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s recently filed registration statement on Form S-1 (File No. 333-269419). We undertake no obligation to update any forward- looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$9,996,138	$118,957
Short-term loan receivables	266,606	631,718
Accounts receivable, net of allowance	397,204	128
Non-trade receivables	289,801	1,861,731
Prepaid expenses	1,225,073	362,311
Total current assets	12,174,822	2,974,845

PROPERTY PLANT AND EQUIPMENT, NET	758,241	388,222
OPERATING LEASE RIGHT-OF-USE ASSETS	2,010,412	2,212,754
OTHER ASSETS	495,232	502,478
Total Assets	$15,438,707	$6,078,299

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loan payables	$479,891	$723,520
Short-term loan payables - related parties	117,709	323,537
Account Payable	584,553	371,183
Non-trade accounts payable	1,916,257	2,374,068
Accrued expenses and other current liabilities	23,273	75,652
Total current liabilities	3,121,683	3,867,960

BONDS WITH WARRANTS, NET	3,427,788	3,550,856
Total Liabilities	6,549,471	7,418,816

STOCKHOLDER’S EQUITY/(DEFICIT):
Common Stock, $0.001 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 51,931,261 common shares and 45,416,942 common shares as of June 30, 2023 and December 31, 2022	51,931	45,417

Additional paid-in and other capital	43,685,607	27,555,936
Accumulated deficit	(35,676,293)	(29,607,852)
Accumulated other comprehensive income	1,063,040	910,220
Equity/(Deficit) attributable to owners of the Company	9,124,285	(1,096,279)
Non-controlling interests	(235,049)	(244,238)
Total Stockholders’ Equity/(Deficit)	8,889,236	(1,340,517)
Total Liabilities and Stockholders’ Equity/(Deficit)	$15,438,707	$6,078,299

HANRYU HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
SALES	630,973	117,964	630,004	29,940
Cost of Revenue	389,062	50,239	389,062	28,354
Gross profit	241,911	67,725	240,942	1,586

Operating cost and expenses	(6,281,464)	(3,928,551)	(3,230,830)	(1,496,184)
OPERATING LOSS	(6,039,553)	(3,860,826)	(2,989,888)	(1,494,598)

OTHER INCOME(EXPENSE):
Gain(Loss) on exemption of debt	-	243,321	-	(5,652)
Interest income	46	79	17	24
Interest expense	(2,616)	-	39	-
Gain and Loss on foreign currency transaction	(1,789)	744	(1,642)	744
Other expense, net	(15,340)	(1,007)	(448)	142
Net other expense	(19,699)	243,137	(2,033)	(4,742)

Loss before Income Tax	(6,059,252)	(3,617,689)	(2,991,921)	(1,499,340)
Income Tax	-	-	-	-
NET LOSS	(6,059,252)	(3,617,689)	(2,991,921)	(1,499,340)

Net Loss attributable to:
The common stockholders of the Company	(6,068,441)	(3,506,639)	(3,006,886)	(1,433,759)
Non-controlling interests	9,189	(111,050)	14,965	(65,581)

Net Loss per share:
Basic and Diluted	(0.13)	(0.08)	(0.07)	(0.03)

Weighted average number of shares outstanding:
Basic and Diluted	48,319,993	41,981,366	50,719,312	42,565,786

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive Gain	Non-controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Loss)	interests	(Deficit)
Balance at December 31, 2021	41,745,786	$17,800,682	$7,581,936	$(23,367,605)	$646,197	$(97,982)	$2,563,228
Share Exchange	—	(17,758,936)	17,361,034	—	—	—	(397,902)
Currency translation adjustment	—	—	—	—	354,777	—	354,777
Net loss	—	—	—	(2,072,880)	—	(45,469)	(2,118,349)
Balance at March 31, 2022	41,745,786	$41,746	$24,942,970	$(25,440,485)	$1,000,774	$(143,451)	$410,554
Capital contribution	820,000	324,501	—	—	—	—	324,501
Share Exchange	—	(323,681)	320,848	—	—	—	(2,833)
Currency translation adjustment	—	—	—	—	95,582	—	95,582
Net loss	—	—	—	(1,433,759)	—	(65,581)	(1,499,340)
Balance at June 30, 2022	42,565,786	$42,566	$25,263,818	$(26,874,244)	$1,096,556	(209,032)	$(680,336)

Balance at December 31, 2022	45,416,942	$45,417	$27,555,936	$(29,607,852)	$910,220	$(244,238)	$(1,340,517)
Issuance of common stock for Cash	240,000	240	2,483,555	—	—	—	2.483,795
Warrant exercise	1,447,653	1,448	1,736,277	—	—	—	1,737,725
Currency translation adjustment	—	—	—	—	(64,065)	—	(64,065)
Net loss	—	—	—	(3,061,555)	—	(5,776)	(3,067,331)
Balance at March 31, 2023	47,104,595	$47,105	$31,775,768	$(32,669,407)	$846,155	$(250,014)	$(250,393)
Issuance of common stock for Cash	760,000	760	8,174,100	—	—	—	8,174,860
Warrant exercise	4,066,666	4,066	4,312,599	—	—	—	4,316,665
Currency translation adjustment	—	—	—	—	216,885	—	88,755
Net loss	—	—	—	(3,006,886)	—	14,965	(2,991,921)
Balance at June 30, 2023	51,931,261	$51,931	$43,685,607	$(35,676,293)	$1,063,040	$(235,049)	$8,889,236

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,059,252)	$(3,617,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	168,258	112,293
Gain on exemption of debts	—	(243,321)
Lease expense	127,381	133,789

Changes in operating assets and liabilities:
Accounts receivable	(1,472,843)	330,656
Non-trade receivable	1,556,733	229,997
Prepaid expenses and other current assets	(887,371)	139,195
Other assets	(10,309)	40,553
Accounts payable	345,182	917,640
Non-trade payable	664,138	(5,867)
Accrued expenses and other current liabilities	(50,442)	(15,690)
Net cash used in operating activities	(5,618,525)	(1,978,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivables	772,742	166,616
Receipt from collection of long-term loan receivables	—	1,210,490
Sales of investments	—	729,963
Payment for short-term loan receivables	(540,631)	(1,265,839)
Purchase of property, plant and equipment	(554,169)	(6,484)
Net cash used in/provided by investing activities	(322,058)	834,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payables	509,665	444,466
Proceeds from short-term loan payables from related parties	748,166	752,672
Proceeds from exercising warrants	5,743,209	332,538
Proceeds from issuance of common stock	10,000,000	—
Repayment of short-term loan payables	(409,924)	(14,599)
Repayment of short-term loan payables from related parties	(794,131)	(677,000)
Net cash provided by financing activities	15,796,985	838,077

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9,856,402	(305,621)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	20,779	(13,071)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	118,957	330,448
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$9,990,138	$11,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) during the period for interest	$(2,555)	$79

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Six Months Ended		Three Months Ended
	2023	2022	2023	2022
NET LOSS	$(6,059,252)	$(3,617,689)	$(2,991,921)	$(1,499,340)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	152,820	450,359	216,885	95,782
COMPREHENSIVE LOSS	$(5,906,432)	$(3,167,330)	$(2,775,036)	$(1,403,558)

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Hanryu Holdings, Inc., a Delaware corporation (“Hanryu Holdings”), together with its wholly owned subsidiaries Hanryu Bank Co., Ltd (“HBC”), FNS Co., Ltd. (“FNS”), Hanryu Times Co., Ltd. (“Hanryu Times”), Fantoo Entertainment Co. Ltd (“Fantoo Entertainment”), Marine Island Co., Ltd (“Marine Island”), and its majority owned subsidiary, K-Commerce Co. Ltd (“K- Commerce”) all incorporated under the laws of the Republic of Korea (“Korea” or “ROK”) (collectively, the “Company”, “we”, or “us”), aims to be the leader in the global Korean entertainment market, also known as “Hanryu” or “K-Culture”, through its engaging social-media platform, FANTOO. The FANTOO platform is an all-inclusive global playground for fans, where they can consume, create, and get rewarded for all things related to their interests, and interact with other like-minded fans.

Corporate History

Since the inception of HBC in 2018, we have accomplished a number of key objectives, as follows:

Date	Event/Milestone
October 18, 2018	HBC is incorporated under the laws of the ROK with the idea of creating an all-in-one product to capture the growing global momentum and popularity of K-Culture.

October 29, 2020	HBC establishes FNS,and begins the initial stages of designing and implementing a platform that can create a fandom networking system.

March 11, 2021	HBC establishes Hanryu Times. Hanryu Times begins operations as HBC’s media outlet, reporting on and providing up-to-date K-Culture news within the FANTOO platform, across a number of languages, including English, Japanese, Chinese (simplified/traditional), Indonesian, Spanish, Russian, and Portuguese.

March 31, 2021

HBC consummates an agreement and plan of merger (the “Merger Agreement”) with RnDeep, Co. Ltd, a Korean corporation (“RnDeep”), pursuant to which RnDeep merged with and into HBC, with HBC continuing as the surviving corporation (the “RnDeep Acquisition”). As consideration for the RnDeep Acquisition, HBC ratably issued a total 4,150,000 HBC common shares, par value $0.45 per share (“Common Shares”), to the former shareholders of RnDeep.

As a result of the RnDeep Acquisition, HBC acquired the underlying technologies that the Company plans on utilizing in the future development of new functions and integrations within the FANTOO platform. Once the FANTOO platform is ready to integrate the technology acquired, this technology will support new functions and integrations including, without limitation, the Company’s enterprise resource planning solution, and its artificial intelligence (“AI”), which the Company plans on using to power many of FANTOO’s upcoming features such as speech synthesis, curated content delivery, deepfake detection and blocking, and nudity detection and blocking.

May 17, 2021	The FANTOO platform is launched and made available to the public.

June 30, 2021	HBC enters into an agreement to acquire all the issued and outstanding common shares of Marine Island (the “Marine Island Acquisition”), which owns the right to use and occupy 19,200 square-feet of office space within the iconic Seoul Marina, located at 160 Yeouiseo-ro, Yeungdeungpo-gu, Seoul, Korea (the “Seoul Marina”) from Sewang Co., Ltd. (“Sewang”), for the purchase price of 3,500,000,000 Korean Won (“KRW”), along with the assumption of all Marine Island’s liabilities.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Date	Event/Milestone
August 30, 2021	HBC establishes FANTOO Entertainment. FANTOO Entertainment provides a variety of content to the Company’s FANTOO platform, which contributes to the spread of the Korean Wave by promoting new entertainers and artists.

October 3, 2021	HBC consummates the Marine Island Acquisition, making it the owner of 100% of the issued and outstanding common shares of Marine Island.

October 3, 2021

HBC consummates a strategic acquisition of 50.8% of the outstanding common shares of K-Commerce. In consideration for the shares of K-Commerce, HBC forgave a short-term loan of $270,530 (KRW 309,600,000) owed to HBC by K-Commerce.

HBC’s investment into K-Commerce was a strategic acquisition in order to integrate K-Commerce’s retail platform, “SelloveLive” into the FANTOO ecosystem as the FANTOO Fanshop. When launched as the FANTOO Fanshop, K-Commerce’s platform will offer combined services of shopping and live broadcasting, allowing users to easily live-stream travel and share local attractions, local festivals, cultures, and news from around the world.

Prior to HBC’s acquisition of its shares in K-Commerce, K-Commerce was 100% owned by Changhyuk Kang, the Company’s Chief Executive Officer and Donghoon Park, the Company’s Chief Marketing Officer.

October 20, 2021	Hanryu Holdings is incorporated in the State of Delaware.

February 25, 2022 through May 10, 2022

Hanryu Holdings, HBC, and the shareholders of HBC (the “HBC Shareholders”) enter into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the HBC Shareholders agreed to assign, transfer, and deliver, free and clear of all liens, 100% of the issued and outstanding Common Shares, representing 100% of the voting securities in HBC, to the Company in exchange for the Company issuing 42,565,786 restricted shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) to the HBC Shareholders (the “Share Exchange”).

Concurrently with entering into the Share Exchange Agreement, the Company, HBC, and the holders (the “HBC Warrantholders”) of all outstanding warrants to purchase Common Shares (“HBC Warrants”) enter into a warrant exchange agreement, pursuant to which the HBC Warrantholders agreed to assign, transfer, and delivery, free and clear of any liens, 100% of the outstanding HBC Warrants to the Company in exchange for the Company issuing to the HBC Warrantholders 10,046,666 warrants to purchase restricted shares of Common Stock (the “Warrant Exchange”).

The Warrants and Common Shares of HBC transferred to the Company in the Share Exchange and the Warrant Exchange constituted 100% of the outstanding equity securities of HBC.

June 16, 2022	Hanryu Holdings, HBC, the HBC Shareholders, and the HBC Warrantholders consummate the Share Exchange and Warrant Exchange concurrently, pursuant to which HBC became a wholly owned subsidiary of the Company, and the HBC Stockholders and HBC Warrantholders, collectively, acquired a controlling interest in the Company.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Date	Event/Milestone
June 22, 2022

The Company divests itself of all Kingdom Coin (“KDC”) holdings and terminates all crypto-currency-related activity, including, without limitation, the operation of the MainNet (FandomChain) and the Kingdom Wallet, pursuant to a Business Transfer Agreement (the “Divestiture Agreement”) between HBC and an unaffiliated and unrelated third party, Kingdom Coin Holdings, a Cayman Islands Foundation Company (the “KDC Foundation”) (the “KDC Divestiture”), to substantially reduce its involvement with blockchain technologies. Pursuant to the Divestiture Agreement, as of June 22, 2022, the Company no longer owns any KDC, and no longer conducts or controls the operations, issuances, or sales of KDC. In connection with the KDC Divestiture, the Company revised its procedures regarding FP and no longer allows, nor has the technology to allow, for the transfer of FP outside of the FANTOO platform or the exchange of FP and KDC.

August 1, 2023	The shares of the Company are listed at NASDAQ exchange market.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industries, including rapid technological change and transitions in Hanryu trends. The extent of the impact of the COVID-19 pandemic on the Company’s business continues to be highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a lasting national and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the entertainment industry and economy as a whole.

To date, the Company has experienced significant changes in the business as a result of the COVID-19 pandemic. The impact has delayed the Company’s ability to generate revenue as result of the diversification of potential customer budgets towards the COVID-19 pandemic. The extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Going Concern

The Company has experienced recurring losses from operations and has a stockholders’ deficit and working capital of $35,676,293 and $9,053,139 respectively, as of June 30, 2023. We expect to incur additional losses and negative cash flow from operations until such time, if ever, we can generate significant sales. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for twelve (12) months after the issuance date of these financial statements. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Our future operations are dependent upon multiple factors, including (i) the success of our FANTOO platform business; (ii) competition from existing and future services from other companies; and (iii) securing new sources of capital to fund operations and develop markets. We maintain an ongoing effort to increase user base with respect to our FANTOO platform to generate funds for our operations. In addition, we maintain an ongoing effort to raise funds for our operations from current investors and new sources of capital through the issuance of additional common stock and/or short-term notes. However, there can be no assurance as to the outcome of these factors or that future funding efforts will generate sufficient capital to maintain our operations.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying condensed consolidated financial statements follows:

Principles of Consolidation

The condensed consolidated financial statements of the Company include the financial statements of Hanryu Holdings, and its four wholly owned subsidiaries, HBC, FNS, Hanryu Times, and Marine Island, and majority-owned subsidiary (50.8%), K-Commerce. All significant intercompany transactions and balances have been eliminated in consolidation.

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Changes in the consolidated group’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

The ownership of non-controlling interests of K-Commerce, our significant consolidated subsidiary as of June 30, 2023, is 49.2%. The book value of the K-Commerce’s net assets attributable to the Company’s controlling interest is ($252,054), and the book value attributable the non-controlling interests of K-Commerce is ($235,049). The Company’s 50.8% ownership interest in K-Commerce represents the percentage of voting equity interests owned by the Company. No minority-interest holders of K-Commerce controls K-Commerce through contract, lease, or other agreement.

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the condensed consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, there was a fluctuation in the exchange rates ranging from KRW 1,219.30/USD $1 to KRW 1,340.20/USD $1.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company does not have any off-balance-sheet credit exposure related to its customers.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $12,492 and $12,941 on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Revenue Recognition

The Company generates revenues from (i) FANTOO platform through advertising, and the Company anticipates generating direct sales, and user to user commissions, and (ii) other businesses. Revenue billed or collected in advance will be recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied.

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. In this regard, revenue is recognized when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) the entity can identify each party’s rights regarding the goods or services to be transferred; (iii) the entity can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Transaction prices are based on the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, if any. We consider the explicit terms of the revenue contract, which are typically written and executed by the parties, our customary business practices, the nature, timing, and the amount of consideration promised by a customer in connection with determining the transaction price for our revenue arrangements. Refunds and sales returns historically have not been material.

For the six months ended June 30, 2023 and the six months ended June 30, 2022, the Company recognized online product sales revenue amounting to $363,462 and $115,822 from its majority-owned subsidiary, K-Commerce. K-Commerce’s revenue is derived primarily through sales on its website and sales of merchandise through other channels. Revenue is derived at the point in time when merchandise is sold and shipped to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer, or the date a service is provided and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as unearned revenue prior to delivery of products or services ordered. If the Company ships high volumes of packages through multiple carriers, the Company will use estimates to determine which shipments are to be delivered and, therefore, recognized as revenue at the end of the period. Delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfilment source; (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. The Company reviews and updates our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

Generally, the Company requires authorization from credit card or other payment vendors whose services the Company offers to customers or verification of receipt of payment, before the Company ships products to purchasers. The Company generally receives payments from our customers before our payments to our suppliers are due. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of our performance obligations. The Company presents revenue net of sales taxes, discounts, and expected refunds.

Merchandise sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a sales return liability for the variable consideration based on historical experience, which is recorded within “Accrued Liabilities” in the condensed consolidated balance sheet. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume, and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period.

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cost of Revenue

Cost of revenue is recognized at the time the products or services are delivered to the customers. Cost of revenue includes all direct labor, material, shipping and handling cost and other direct costs such as travel, postage, telecommunication, vehicle charge, printing, and training, and allocated indirect costs related to revenue such as supplies, utilities, office equipment rental, and computers.

Property Plant and Equipment

Property plant and equipment are carried at cost (see Note 8). Depreciation expense is provided over the estimated useful lives of the assets using the declining-balance method. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life in Years
Vehicles	5
Fixtures	5
Equipment	5

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

The Company evaluates property plant and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property plant and equipment asset impairment charges recorded during the six months ended June 30, 2023, and the year ended December 31, 2022.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not subject to amortization. Instead, the carrying amount of our goodwill and indefinite-lived intangibles is tested for impairment at least annually, in December, and between annual tests if events or significant changes in circumstances indicate that the carrying value may not be recoverable.

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Also, there were no significant concentrations in loans of credit risk to any companies and individuals. Although the Company is directly affected by the financial condition of its customers and loan holders, management does not believe significant credit risks exist. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

Fair Value of Financial Instruments

The fair value of Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt receivables, debt payables approximate their recorded amounts due to their relatively short settlement terms.

Fair Value Measurements

The Company applies a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based on the lowest level of input that is significant to the measurement of fair value.

Level 1	Inputs to the valuation methodology utilize unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2	Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

A change to the level of an asset or liability within the fair value hierarchy is determined at the end of a reporting period.

Investments

The Company’s investments are carried at historical cost. As of June 30, 2023 and December 31, 2022, there is no balance of investments. Refer to Note 5 for additional disclosures.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the six months ended June 30, 2023 and 2022, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. We have determined that all of our deferred tax benefits are not likely to be realized due to our historical and expected future taxable losses. Accordingly, we have maintained a full valuation allowance.

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of June 30, 2023 and December 31, 2022.

Income taxes on the Company’s taxable income from operating activities are subject to various tax laws and determinations of the authority in the ROK. Regarding taxes payable in the ROK, if a certain portion of taxable income is not used for investments or for increases in wages or dividends, in accordance with the Tax System for Recirculation of Corporate Income, the Company is liable to pay additional income tax calculated based on Korean tax law.

The Company assesses uncertainty over a tax treatment. When the Company concludes it is not probable that the taxation authority will accept an uncertain tax treatment, the Company will reflect the effect of uncertainty for each uncertain tax treatment by using either of the following methods, depending on which method the Company expects to better predict the resolution of the uncertainty;

●	The most likely amount: The single most likely amount in a range of possible outcomes.

●	The expected value: The sum of the probability-weighted amounts in a range of possible outcomes.

Lease

Under ASC 842, the determination of whether an arrangement is a lease is made at the lease’s inception and a contract is (or contains) a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined under the standard as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets. Finance leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when it is readily determinable. Since most of the Company’s leases do not provide an implicit rate, to determine the present value of lease payments, management uses the Company’s incremental borrowing rate based on the information available at lease commencement. Operating lease ROU assets also includes any lease payments made and excludes any lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately with amounts allocated to the lease and non-lease components based on stand-alone prices or for which it has made an accounting policy election to account for these as a single lease component. For certain equipment leases, the Company accounts for the lease and non-lease components as a single lease. Refer to Note 7 for additional disclosures.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2020-06 on the condensed consolidated financial statements.

As part of its adoption of the new lease accounting standard, the Company also updated accounting policies and procedures, operational processes and documentation practices to enable the preparation of financial information on adoption. Refer to Note 10 Lease for additional disclosures required as a result of the adoption of this new standard.

Acquisitions

Acquisitions that meet the definition of a business under FASB ASC Topic 805, Business Combinations (“ASC 805”), are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Acquisitions that do not meet the definition of a business under ASC 805 are accounted for as an asset acquisition, utilizing a cost accumulation model. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transfers to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition is then allocated to the assets acquired based on their relative fair values. Goodwill is not recognized in an asset acquisition. Direct transaction costs include those third-party costs that can be directly attributable to the asset acquisition and would not have been incurred absent the acquisition transaction.

Contingent consideration, representing an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, is recognized when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired, with subsequent changes in the recorded amount of contingent consideration recognized as an adjustment to the cost basis of the acquired assets. Subsequent changes are allocated to the acquired assets based on their relative fair value. Depreciation and/or amortization of adjusted assets are recognized as a cumulative catch-up adjustment, as if the additional amount of consideration that is no longer contingent had been accrued from the outset of the arrangement.

Contingent consideration that is paid to sellers that remain employed by the acquirer and linked to future services is generally considered compensation cost and recorded in the statement of operations in the post-combination period.

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

These loan receivables except for short-term loan to PRT Korea Co., Ltd. have no interest and financial covenants. The Company made short-term loan with PRT Korea Co., Ltd. as a one-year loan with 6% interest. The following table summarizes information with regard to short-term loan receivables outstanding as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
AVAJAR	$—	$118,362
Marina Entertainment	—	473,902
Naeun Kim	76,173	39,454
PRT Korea Co., Ltd.	190,433	—
Total short-term Receivables	$266,606	$631,718

NOTE 4 — PREPAID EXPENSES

The following table summarizes information with regard to prepaid expenses as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Daeho Construction, Co.,Ltd	$—	$71,806
Toping, Co.,Ltd	28,407	72,911
Top Eng, Co., Ltd.	1,028,012	157,816
Moka Communications, Co.Ltd	43,354	—
Crypto Care, Co., Ltd	43,399	—
Asia Model Festival Organization Foundation	78,908	—
Others	42,295	54,279
Total prepaid expenses	$1,225,073	$362,311

On November 17. 2022, the Company made the contract with Top Eng Co., Ltd to develop retail products to sell FANTOO App, and the Company has paid $1,028,012 to Top Eng Co., Ltd by June 30, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	June 30, 2023	December 31, 2022
Vehicles	$242,929	$251,650
Fixtures	344,226	241,022
Equipment	731,328	303,882
	1,318,393	796,554

Less accumulated depreciation	(560,152)	(408,332)
Property and equipment, net	$758,241	$388,222

Total depreciation expense for the six months ended June 30, 2023 is $168,258 and for the six months ended June 30, 2022 was $112,293. Depreciation expense is reflected in operating cost and expenses in the condensed consolidated statements of operations.

NOTE 6 — INVESTMENTS

The following table summarizes information with regard to investments outstanding as of June 30, 2023 and December 31, 2022.

Changes in investments, for the six months ended June 30, 2023 and the year ended December 31, 2022, are as follows

	June 30, 2023	December 31, 2022
Beginning	$—	$1,695,299
Increase	—	635,000
Decrease	—	(2,275,553)
Loss on sale of investments	—	(6,794)
Translation Adjustment	—	(47,952)
Total Investments	$—	$—

On October 18, 2021, the Company purchased bonds with warrants issued by Setopia Co., Ltd. (“Setopia”), for total consideration of $1,687,052 (the “Setopia Bonds with warrants”). The form of consideration was a mix of: (i) warrants to purchase 666,666 Common Shares of HBC, valued at $873,805; and (ii) distribution of 100,000,000 KDC.

The transaction with Setopia as a beneficial owner of more than 10% of the Company’s outstanding securities, was a related-party transaction. However, neither Setopia nor the Company control the other by any methods including, without limitation, contract, lease, agreements between shareholders, or court decree. Further, each of Setopia and HBC have different principal owners, management, and there have been no transactions between any members of the principal owners’ or managements’ immediate families. On October 27, 2022, Setopia became an unaffiliated and unrelated third party of the Company since, as of that date, Setopia is a stockholder who owns less than 10% of the Company’s outstanding securities.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 6 — INVESTMENTS (cont.)

The Company accounted for the investment in Setopia at fair value. The Company determined this investment to be a “debt security” classified into trading debt securities under ASC 320-10-20, as the Company intended to sell it in the near term at the time of acquisition. There has been no unrealized holding gains and losses for trading securities included in earnings since the value of the Setopia Bonds with warrants did not change until it is sold to the third party for the years ended December 31, 2022. Prior to the acquisition of the Setopia Bonds with warrants, the Company owned no interest in Setopia. After the acquisition the Setopia Bonds with warrants, the Company become the owner of record or known beneficial owner of 2.06% of the voting interest of Setopia.

The acquisition of the Setopia Bonds with warrants is a related-party transaction under ASC 850-10-05-3(d).

On February 11, 2022, the Company sold the acquired Setopia Bonds with warrants to an unaffiliated and unrelated third party in exchange for the consideration of cash totaling $696,621 and a non-trade receivable for $867,987 due by December 30, 2022, which resulted in a decrease of the investment balance of $1,687,052 including the currency translation adjustment of ($122,444) as of December 31, 2022. The Company and a third party entered into an extension agreement for a non-trade receivable due by April 30, 2023.

On October 4, 2022, the Company purchased convertible bonds issued by Setopia, for total consideration of $635,000 (the “Setopia Convertible Bonds”). The Setopia Convertible Bonds were initially issued on January 27, 2022, with no annual interest and a maturity date of January 27, 2025. The form of consideration was to accept the consideration of warrants with an exercise price of $1.27 to purchase 500,000 shares of Common Stock. On October 4, 2022, warrants were exercised with an exercise price of $1.27 to purchase 500,000 shares of common stock.

On December 30, 2022, the Company sold the Setopia Convertible Bonds to an unaffiliated and unrelated party by receiving non-trade receivables of $710,171 due by February 28, 2023, which resulted in a decrease of the investment balance of $635,000 including the currency translation adjustment of $75,171 as of December 31, 2022. The Company collected such non-trade receivables by cash in full on March 23, 2023. There was no gain or loss realized on this transaction during the year ended December 31, 2022.

On June 30, 2021, HBC and Sewang entered into the Contract and Share Assignment, pursuant to which HBC acquired: (i) the Marine Island Shares, and thereby the Lien, which gave Marine Island the right to use and occupy the Seoul Marina until the Lien is repaid; (ii) the SMC Shares; and (iii) the SMC Receivable.

The aggregate consideration paid to Sewang for the rights and assets under the Contract was $2,943,905, initially allocated as follows: (1) $8,247 to the purchase SMC Shares at a price of $0.87 per share, constituting 24.53% of the issued and outstanding common shares of SMC; and (2) $2,935,658 to SMC Receivable and the Lien, calculated by determining the present value of leasing the Seoul Marina facilities for free over 10 years. Sewang received $2,009,752 in the form of 23,000,000 KDC, and the remaining $934,153 in the form of cash.

On December 30, 2022, the Company sold the SMC shares to an unaffiliated and unrelated third party in exchange for the consideration of cash totaling $774, which resulted in a decrease of the investment balance of $8,247 including the currency translation adjustment of ($679) as of December 31, 2022 and loss on sale of investments of $6,794 for the years ended December 31, 2022.

The Company recorded the Marine Island Shares as affiliated stocks, and the SMC Shares as an investment, and the remaining SMC Receivable and Lien as Operating Lease Right-Of-Use Asset which is being amortized over a ten year period under the guidelines of ASC 842. See Note 7 “Lease”. The SMC Shares and the Marine Island Shares were calculated by the number of shares multiplied by the par value of $0.87 and $0.44. The value of SMC Receivable and the Lien was calculated by determining the present value of the Lien on the assumption the Company would lease the Seoul Marina facilities for free for at least 10 years.

The Company is not a principal owner of SMC. In addition, neither SMC nor the Company control the other by any methods including, without limitation, contract, lease, agreements between shareholders, or court decree. Further, each of SMC and HBC have different principal owners, management, and there have been no transactions between any members of the principal owners’ or managements’ immediate families.

For the Marine Island Shares, the Company applied ASC 805 as the Company owns more than 50% of the issued and outstanding shares of Marine Island, and the Company consolidates the financial statements. For the SMC Shares, the Company applies ASC Topic 321-10-20 and 321-10-35-2, and it is recorded as an equity investment by the cost method. For SMC right, the Company recorded these rights as Operating Lease Right-Of-Use Asset-see Note 10.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 7 — LEASE

The Company uses approximately 19,200 square feet of office space at the Seoul Marina described in in Note 5 — Investments, at no cost. Although no formal lease exists, the Company believes that ASC 842 accounting guidelines apply to determine the fair market value of ten years of free rent as well as recording rent expense on its Statement of Operations. Using the following variables:

Annual lease cost — 300,000,000 Korean Won

10-year present value calculation

Assumed annual rent increase -4.96%

Interest cost -3%

10-year bond rate on Korean Bonds 2.11%

Exchange rate: 1188.5 Korean Won to the US dollar

The Company determined that the present value of ten years of free rent amount to $2,775,512 which was recorded as a long-term ROU asset as of June 30, 2021. Since there were no liabilities associated with this asset since the Company is receiving free rent, the ROU assets is being amortized at a rate of approximately $23,000 per month over a ten year term. Since the Company had initially allocated a value of $2,935,658 to SMC Receivable and the Lien, the Company recorded an impairment of $158,278 on its Right-of-Use Asset for the years ended December 31, 2021.

As of June 30, 2023 and December 31, 2022, the balances of the Right-of-Use-Asset was $2,010,412 and $2,212,754, respectively.

Lease cost consists of approximately $127,381 and $133,789, for the six months ended June 30, 2023 and June 30, 2022, respectively. The weighted average remaining lease term in years for operating leases is 8 years and the weighted average discount rate for operating leases is 3%.

NOTE 8 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Short-term loan payables from Sungil Jeon maturing in December 2023	$—	$165,707
Short-term loan payables from Junwoo Choi maturing in April 2023	38,087	39,454
Short-term loan payables from Minja Nam maturing in November 2023	—	394,540
Short-term loan payables from Gwanmin Park maturing in December 2023	—	7,891
Short-term loan payables from Seorin Partners Co., Ltd maturing in June 2024	76,173	78,908
Short-term loan payables from Taeshin Tax Accounting Corporation maturing in April 2023 and October 2023	—	37,020
Short-term loan payables from Jacob Asset Corporation maturing in May 2024	365,631	—
Total short-term loan payables	$479,891	$723,520

These loan payables except for short-term borrowings from Minja Nam have no interest and financial covenants. The short-term loan payables from Minja Nam have 18% interest, and the company repaid the whole amount of short-term loan payables from Minja Nam by June 31, 2023.The company recorded interest expense of $2,616 for the six months ended June 30, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 9 — SHORT-TERM LOAN PAYABLES - RELATED PARTIES

The following table summarizes information with regard to short-term loan payables from related parties outstanding as of June 30, 2023 and December 31, 2022. Donghoon Park serves as Chief Marketing Officer of Hanryu Holdings and HBC, SiYoung Jang and Munjoong Kang are HBC’s co-founders and shareholders of Hanryu Holdings, and Changhyuk Kang serves as Chief Executive Officers and Director of Hanryu Holdings and HBC.

	June 30, 2023	December 31, 2022
Short-term loan payables from Munjoong Kang maturing in February 2024	44,272	149,122
Short-term loan payables from Donghoon Park maturing in April 2023 through January 2024	1,073	28,435
Short-term loan payables from Siyoung Jang maturing in December 2023	38,087	78,908
Short-term loan payables from Changhyuk Kang maturing in October 2023	34,277	67,072
Total short-term loan payables from related parties	$117,709	$323,537

These loan payables have no interest and financial covenants.

NOTE 10 — BONDS WITH WARRANTS

Bonds with warrants were issued by HBC from December 17, 2018 through July 2, 2021. The terms and conditions of the bonds with warrants at the time of acquiring bonds and issuance of such bonds are set forth below. Currently, the Company and all bondholders have entered into an agreement that the bondholders will waive all interest payments due for the life of the bonds.

The entire face amount of the bonds is the maximum number of Common Shares for which the attached warrants can be exercised by each bondholder, with exercise prices from $0.42 to $1.27 per common share.

On March 31, 2021, HBC issued 4,150,000 Common Shares to the shareholders of RnDeep pursuant to the RnDeep Merger. As the surviving company in the RnDeep Merger, HBC assumed the RnDeep Warrants, therefore allowing the RnDeep Warrants to be exercised for Common Shares of HBC, in the following amounts:

●	RnDeep Warrants issued on March 17, 2020, for an aggregate purchase price of $2,586,850. The bonds have a maturity date of March 17, 2023 and accrue interest at a rate of 3% annually. The warrants have an exercise price of $0.42, and can be exercised at any time after the date that is four months after the date the bond was issued, and expire the day immediately preceding the maturity date of the bonds.

●	RnDeep Warrants issued on April 13, 2020, for an aggregate purchase price of $1,687,052. The bonds have a maturity date of April 13, 2023, and accrue interest at a rate 3% annually. The warrants have an exercise price of $0.42, and can be exercised at any time after the date that is four months after the date the bond was issued, and expire the day immediately preceding the maturity date of the bonds.

●	RnDeep Warrants issued on May 6, 2020, for an aggregate purchase price of $3,880,220. The bonds have a maturity date of May 6, 2023, and accrue interest at a rate of 3% annually. The warrants have an exercise price of $1.27, and can be exercised at any time after the date that is four months after the date the bond was issued, and expire the day immediately preceding the maturity date of the bonds.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 — BONDS WITH WARRANTS (cont.)

After the RnDeep Merger, HBC and the RnDeep Holders entered into an agreement that the RnDeep Holders would waive the interest accruing on the RnDeep Warrants. Therefore, the Company recognized the RnDeep Warrants acquired at the respective face value of each respective RnDeep Warrant. Furthermore, HBC held RnDeep Warrants an aggregate value of $2,586,850, and offset such value against HBC’s assets.

On April 7, 2021, HBC issued bonds with warrants for an aggregate purchase price of $3,153,714. The bonds accrue interest at an annual rate of 1% and mature on March 31, 2022. The warrants have an exercise price of $0.42 and can be exercised at any time after the date that is three months after the date the bond was issued, and expire if not exercised prior to the maturity date of the bonds.

On July 1, 2021, HBC issued bonds with warrants for an aggregate purchase price of $1,096,584. The bond accrues no annual interest and matures on July 1, 2024. The warrants have an exercise price of $0.42, and can be exercised at any time after the issuance date, and expire the month preceding the maturity date of the bonds.

On July 2, 2021, HBC issued bonds with warrants for an aggregate purchase price of $3,795,867. The bond accrues no annual interest and mature on July 2, 2024. The warrants have an exercise price of $1.27 and can be exercised at any time after the issuance date, and expire the month preceding the maturity date of the bonds.

HBC has the right to make early repayments before maturity for these bonds with warrants and has exercised its right to do so in the amounts of $11,420,268 and $919,118 for the Year ended December 31, 2021 and the year ended December 31, 2020, respectively.

On March 31, 2021, holders of certain bonds and warrants with an aggregate value of $1,687,906 exercised their warrants to purchase common shares of HBC. As of December 31, 2021 and 2020, the fair value of bonds with warrants was $3,795,867 and $6,709,559, respectively.

The following table summarizes information with regard to bonds with warrant outstanding as of June 30, 2023 and December 31, 2022.

Amount as of December 31, 2019	$7,168,768
Issued	—
Paid in cash	(919,118)
Translation adjustment	459,909
Amount as of December 31, 2020	$6,709,559
Issued	8,046,165
Acquired from the RnDeep Merger	5,567,272
Converted to Common Shares	(10,748,257)
Changed to Short-term borrowings	(268,241)
Paid in cash	(1,726,228)
Paid in cryptocurrency	(3,724,567)
Translation adjustment	(59,836)
Amount as of December 31, 2021	$3,795,867
Translation adjustment	(245,011)
Amount as of December 31, 2022	$3,550,856
Translation adjustment	(123,068)
Amount as of June 30, 2023	$3,427,788

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 — BONDS WITH WARRANTS (cont.)

Terms and conditions of bonds with warrants at the inception are as follows:

No.	Issue Date	Maturity	Amount	Nominal Interest Rate	Interest Rate of Return
11	7/2/2021	7/2/2024	$3,427,788	0%	3%
Total			$3,427,788

*	Nominal interest rate and interest rate of return are waived by the separate agreements between the Company and the bondholders.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase the Company’s Common Stock of the Company, all of which were exercisable, as of June 30, 2023:

Exercise Price	Number Outstanding	Expiration Date
0

There is not a viable market for the Company’s Common Stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining warrant costs and value. In estimating the fair value, management considers the comparable value of public companies from the same industry. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Option valuation models require the input of highly subjective assumptions. The fair value of warrants was estimated using the Black-Scholes option model with a volatility figure derived from public companies in the same industry. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of warrants based on the maturity of warrants. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of warrants during the years ended December 31, 2021 and December 31, 2020 was estimated using the Black-Scholes pricing model.

On March 31 2021, HBC acquired an aggregate of 12,066,666 warrants to purchase HBC Common Shares in connection with RnDeep Merger at the exercise prices of $0.42 (9,000,000 warrants) and $1.27 (3,666,666 warrants) per share for a term of one to two years, exercisable immediately.

The fair value of the issued warrants were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	0%
Volatility	43.36%
Risk free rate:	0.08%
Expected life:	1 – 2 years
Estimated fair value of the Company’s Common Stock	$0.47

The fair value of $691,267 was charged to operations as financing costs for the year ended December 31, 2021.

On July 1, 2021 and July 2, 2021, HBC issued an aggregate of 13,077,455 warrants to purchase HBC Common Shares at the exercise prices of $0.42 (10,077,455 warrants) and $1.27 (3,000,000 warrants) per share for a term of nine months to three years exercisable immediately.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 — BONDS WITH WARRANTS (cont.)

The fair value of the issued warrants were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	0%
Volatility	43.36%
Risk free rate:	0.05 – 0.07%
Expected life:	0.5 – 3 years
Estimated fair value of the Company’s Common Stock	$0.47

The fair value of $1,065,018 was charged to operations as financing costs for the year ended December 31, 2021.

A summary of the warrant activity for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	18,400,000	$0.42	1.07
Canceled	16,400,000	0.42
Outstanding at December 31, 2020	2,000,000	$0.42	0.88
Issued	13,077,455	0.61	1.43
Acquired	12,066,666	0.64	1.52
Exercised	15,740,000	0.42
Outstanding at December 31, 2021	11,404,121	$0.87	1.72
Expired	537,455	0.42
Exercised	3,671,156	0.72
Outstanding at December 31, 2022	7,195,510	$0.98	0.58
Expired	1,681,191	0.56
Exercised	5,514,319	1.11
Outstanding at June 30, 2023	—

NOTE 11 — FAIR VALUE MEASUREMENTS

Fair value has been determined on a basis consistent with the requirements of FASB ASC Topic 825, Financial Instruments, and the Company adopted on a prospective basis required provisions of FASB ASC Topic 820, Fair Value Measurement.

Financial Items Measured at Fair Value on a Recurring Basis

The carrying amounts reported in the consolidated balance sheet for short-term financial instruments, including cash and cash equivalents, short-term loans, accounts receivable, prepaid expenses, short-term borrowings, accrued expense and other current liabilities due to the short maturities of these instruments.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized in the table below.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,427,788	$3,427,788

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 11 — FAIR VALUE MEASUREMENTS (cont.)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,550,856	$3,550,856

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of as of June 30, 2023 and December 31, 2022.

NOTE 12 — SIGNIFICANT NON-CASH TRANSACTION

The company engaged in the following significant non-cash investing and financing activities for the six months ended June 30, 2023 and 2022.

	June 30, 2023	June 31, 2022
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	(392,976)	—

For the six months ended June 30, 2023, conversion to equity by offsetting short-term loan payables was $392,976, which reflected 309,430 shares of common stock issued and a decrease of $392,976 in short-term loan payables.

NOTE 13 — OTHER INCOME

The Company entered into an agreement with a creditor of HBC to pay such creditor 3,000,000 KDC in exchange for the extinguishment of $243,321 in debt. The Company accounts for such non-cash consideration at the effective date of agreement in accordance with the non-cash consideration guidance included in FASB ASC Topic 470, Debt (“ASC 470”), and FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). As a result, the Company recognized gain of settlement of debt of $243,321 for the six months ended June 30, 2022.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 14 — OTHER

The Company believes that KDC meets the definition of indefinite-lived intangible assets under ASC 350, as it is nonfinancial asset that lacks physical substance. Therefore, KDC was recognized and measured at historical cost. In addition, the Company determined that KDC has an indefinite life since there is no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of KDC, in accordance with ASC 350-30-35-4.

The Company initially created KDC, a public digital cryptocurrency separate and apart from the FANTOO platform, as a method of onboarding and offboarding FP to and from the FANTOO platform through the Kingdom Wallet. However, on June 22, 2022, the Company entered into a Business Transfer Agreement (the “KDC Agreement”) with Kingdom Coin Holdings, a corporation incorporated in the Cayman Islands (the “KDC Foundation”), pursuant to which the Company transferred all of its KDC to the KDC Foundation, and no longer conducts or controls the operations, issuance, or sales of KDC in order to substantially reduce our involvement with blockchain technologies. This shift in our business plan was undertaken both to protect our users from potential risks associated with speculation in KDC, and because of the recent market and regulatory conditions surrounding cryptocurrency in general. As such, the Company no longer supports or operates Kingdom Wallet, and no longer allows the conversion of FP into KDC (and vice-versa). Neither Hanryu Holdings, nor any of its subsidiaries, have any affiliation with the KDC Foundation.

Additionally, and for the avoidance of doubt, the control person of Plus Meta PTE Ltd., KDC Foundation’s management company, is not an affiliate, and is not in any way related to, any officer, director, or shareholder of the Company. The KDC Foundation does not, has not, and will not coordinate any of its activities with the Company or the Company’s operation of FANTOO. Further, KDC will not be marketed to FANTOO users.

Pursuant to the KDC Agreement, in exchange for the Company transferring (a) its then-existing outstanding KDC balance of 299,651,320,620, (b) blockchain mainnet known as the Fandomchain, and (c) the Kingdom Wallet to the KDC Foundation, the KDC Foundation will (y) assume all obligations and liabilities with respect to KDC and Kingdom Wallet, and (z) pay to the Company the following contingent amounts, if, at December 31, 2024:

●	The KDC Foundation generates sales in excess of $74 million from the assets transferred from the Company, the KDC Foundation shall pay 10% of such sales to the Company;

●	The KDC Foundation generates sales in excess of $37 million, but less than $74 million, from the assets transferred from the Company, the KDC Foundation shall pay 15% of such sales to the Company; and

●	The Company will receive no consideration from the KDC Foundation if the assets transferred from the Company generates sales under $37 million.

For the avoidance of doubt, sales generated from the transferred assets do not include any post-transfer newly created KDC. KDC Foundation planned to generate revenue by integrating KDC, FandomChain, and the Kingdom Wallet into mobile games, and monetizing such games. Due to current cryptocurrency-related market conditions, the Company does not expect to receive any payments from KDC Foundation through December 31, 2024 in accordance with the terms of the Business Transfer Agreement.

The KDC agreement included contingent earn-out consideration, the fair value of which was estimated on June 22, 2022, as the present value of the expected future contingent receivables which the Company determined using a probability-weighted discounted cash flow model for probabilities of possible future receivables. The Company determined the fair value of contingent consideration as zero on June 22, 2022. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in profit or loss in most circumstances. The Company recorded zero value of the contingent consideration on the accompanying consolidated balance sheets as of December 31, 2022.

The Company believes that the transfer of KDC meets the definition of a “Component of an Entity” under FASB ASC Topic 205-20, Discontinued Operations, and as such can be disposed of by a means other than sale. The divestiture of KDC and its associated operations does not represent a strategic shift, nor has (and will not have), a major effect on the Company’s operations and financial results because the blockchain/KDC operations did not represent:

●	15% of the Company’s total revenue;

●	Geographical area that represents 20% of the Company’s total assets; or

●	30% of the Company’s historic net income and 15% of the current period’s income.

The Company did not present the divestiture of its holdings of KDC and KDC-related activity as discontinued operations because there was no revenue, asset value, or net income from the divestiture of KDC and the related operations.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 15 — SHARE CAPITAL

As of June 30, 2023, and December 31, 2022, Hanryu Holdings’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

On January 4, 2023, through March 8, 2023, warrants of $1,813,120 were exercised with an exercise price of $1.27 to purchase 1,427,653 shares of Common Stock.

In February and March of 2023, the Company closed two private placements solely to accredited investors (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 240,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $2,400,000. The purchase price of the common stock purchased in the private placements is subject to adjustment to the price of the common stock sold in the Company’s IPO, such that additional common stock shall be issued to the purchasers if the price of common stock sold in the IPO is less than $10.00 per share, or the purchasers shall return common stock to the Company if the price of the common stock sold in the IPO is greater than $10.00 per share, in each case resulting in the purchasers purchasing an aggregate amount of $2,400,000 of Company common stock at the IPO price. The offerings were exempt from registration under Section 4(a)(2) of the Securities Act. The subscription agreements pursuant to which the common stock was sold to accredited investors contain customary representations and warranties of the Company and the investors and customary indemnification rights and obligations of the parties.

On March 24, 2023, warrants of $8,400 were exercised with an exercise price of $0.42 to purchase 20,000 shares of Common Stock.

On April 13, 2023, warrants of $420,000 were exercised with an exercise price of $0.42 to purchase 1,000,000 shares of Common stock.

On May 4, 2023, warrants of $299,720 were exercised with an exercise price of $1.27 to purchase 236,000 shares of Common stock.

On May 4, 2023, warrants of $3,594,946 were exercised with an exercise price of $1.27 to purchase 2,830,666 shares of Common stock.

On May 31, 2023, the Company completed a private placement to solely to an accredited investor (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 760,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $7,600,000.

As a result, the total number of issued and outstanding shares of Common Stock issued increased from 45,416,942 to 51,931,261. Each holder of Common Stock is entitled to one vote for each share of Common Stock held at all meetings of stockholders.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Operating Leases

On September 14, 2022, the Company entered into a one-year lease agreement which expired on September 14, 2023. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the consolidated balance sheet in the amount of $115,048 as of June 30, 2023, and $118,362 as of December 31, 2022.

The Company has an operating lease agreement for a vehicle which was initially made on September 16, 2021, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is recorded as other asset in the consolidated balance sheet in the amount of $113,023 as of June 30, 2023, and $116,279 as of December 31, 2022.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 16 — COMMITMENTS AND CONTINGENCIES (cont.)

The minimum payments under these leases for future periods are approximately as follows:

Year ending December 31, 2023	$106,321
Year ending December 31, 2024	35,241
Year ending December 31, 2025	23,416
Year ending December 31, 2026	—
$164,978

Expense related to these leases totaled approximately $72,849 for the three months ended June 30, 2023.

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

Short-Term Loan Payables

	June 30, 2023	December 31, 2022
Munjoong Kang maturing in February 2024	$44,272	$149,122
Donghoon Park maturing in April 2023 through January 2024	1,073	28,435
Siyoung Jang maturing in December 2023	38,087	78,908
Changhyuk Kang maturing in October 2023	34,277	67,072
Total	117,709	323,537

Siyoung Jang

On December 8, 2021, the Company and Siyoung Jang, one of our co-founders, entered into an interest-free, short-term borrowing agreement with a principal amount of $84,352, which matures on December 7, 2022. The Company received the amount of $84,352 in the form of cash. The Company and Siyoung Jang entered into an extension agreement, which matures on December 7, 2023.

On June 30, 2023, the Company repaid short-term borrowings in the aggregate amount of $40,821 to Siyoung Jang, in cash.

Donghoon Park

On July 1, 2021, the Company exchanged $506,116 in short-term borrowings held by Mr. Park, for bonds with warrants in an equal amount. The bond accrues no annual interest and matures on July 1, 2024. The warrants have an exercise price of $0.42 and can be exercised at any time after the issuance date, and expire the month preceding the maturity date of the bonds.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

On October 3, 2021, in connection with HBC’s acquisition of a portion its common shares of K-Commerce from Mr. Park, the Company assumed certain debt of K-Commerce owed to Mr. Park, in the form of interest-free, short-term borrowing agreements with an aggregate principal amount of $312,113. Of the aggregate principal amount of $312,113, $59,055 matures on September 9, 2022 and the remaining $253,058 matures on September 28, 2022. On November 11, 2021, the Company made a payment of $25,306 in the form of cash, against the $59,055 of principal that matures on September 28, 2022.

On October 6, 2021, the Company and Mr. Park entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $71,700, which matures on October 5, 2022. The Company received the amount of $71,700 in cash.

On January 19, 2022, through January 24, 2022, the Company repaid short-term borrowings in the aggregate amount of $344,560 to Mr. Park, in cash.

On April 29, 2022, the Company and Mr. Park entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $18,149, which matures on April 28, 2023. The Company received the amount of $18,149 in cash.

On July 27, 2022 and on August 8, 2022, the Company and Mr. Park entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $3,820, which matures on July 26, 2023 and on August 7, 2023. The company assign the short-term borrowings from Mr. Park to offset non-trade payables in the amount of $3,374. On August 16, 2022, the Company repaid the full amount of $3,820 to Mr. Park in the form of cash.

On August 29, 2022 through December 27, 2022, the Company and Mr. Park entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $15,566, which matures on August 28, 2023 through December 26, 2023. The company assign the short-term borrowings from Mr. Park to offset non-trade payables in the amount of $15,566.

On December 8, 2022, the Company repaid short-term borrowings in the aggregate amount of $19,227 to Mr. Park, in cash.

On December 8, 2022, the Company and Mr. Park entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $6,313, which matures on December 7, 2023. The Company received the amount of $6,313 in cash. On December 14, 2022, the Company repaid the full amount of $6,313 to Mr. Park in the form of cash.

On January 13, 2023 and January 26, 2023, the Company and Mr. Park entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $3,162, which matures on January 12, 2024 and January 25, 2024. The company assign the short-term borrowings from Mr. Park to offset non-trade payables in the amount of $3,162.

On February 23, 2023, the Company repaid short-term borrowings in the aggregate amount of $13,061 to Mr. Park, in cash.

On April 12, 2023, the Company repaid short-term borrowings in the aggregate amount of $15,444 to Mr. Park, in cash. On May 26, 2023, the Company and Mr. Park entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $772, which matures on May 24, 2024. The Company received the amount of $772 in cash.

On June 26, 2023, the Company repaid short-term borrowings in the aggregate amount of $2,317 to Mr. Park, in cash.

The amount of ($474) in outstanding balance as of June 30, 2023, compared to the balance as of December 31, 2022 was currency translation adjustment.

The following table shows Donghoon Park’s loan payables balance in detail:

	June 30, 2023	December 31, 2022
Loan payables maturing in January 25, 2024 and May 24, 2024	$1,073	$—
Loan payables maturing in April 28, 2023	—	12,869
Loan payables maturing in August 28, 2023 through December 26, 2023	—	15,566
Total	1,073	28,435

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Changhyuk Kang

On July 1, 2021, the Company exchanged $590,468 in short-term borrowings held by Changhyuk Kang, now the Company’s Chief Executive Officer, for bonds with warrants in an equal amount. The bond accrues no annual interest and matures on July 1, 2024. The warrants have an exercise price of $0.42, and can be exercised at any time after the issuance date, and expire the month preceding the maturity date of the bonds.

On October 27, 2021, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $168,705, which matured on October 26, 2021. The Company received the amount of $168,705 in cash. On December 21, the Company partially repaid the short-term borrowing in the amount of $130,746, in the form of cash. The Company and Mr. Kang entered into an extension agreement, which matures on October 26, 2023.

On January 28, 2022, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $15,782, which matures on January 27, 2023. The Company received the amount of $15,782 in cash. On February 15, 2022, the Company repaid the short-term borrowing of $15,782 in full, in the form of cash.

On April 5, 2022, the Company and Mr. Kang, entered into an interest-free, short-term borrowing agreement with a principal amount of $31,563, which matures on April 4, 2023. The Company received the amount of $31,563 in cash.

On January 19, 2023, the Company repaid short-term borrowings in the aggregate amount of $31,358 to Mr. Kang, in cash.

The remaining amount of ($1,437) in outstanding balance as of June 30, 2023, compared to the balance as of December 31, 2022 was currency translation adjustment.

The following table shows Changhyuk Kang’s loan payables balance in detail:

	June 30, 2023	December 31, 2022
Loan payables maturing in October 26, 2023	$34,277	$35,509
Loan payables maturing in April 4, 2023	—	31,563
Total	34,277	67,072

Munjoong Kang

On January 1, 2021, Munjoong Kang, one of our co-founders, bought the rights to receive $2,783,636 from the Company in the form of an interest-free, short-term borrowing from an unrelated third-party, Dongwook Lee, and $12,653 in the form of an interest-free, short-term borrowing from an unrelated third-party, Daepil Seo. Both borrowings’ maturity date was December 31, 2021. On January 1, 2021, the Company assigned non-trade receivables in the amount of $1,114 to offset a portion of the short-term borrowings purchased by Mr. Kang. The Company and Mr. Kang agreed to reduce the amount of the short-term borrowings by an additional $486,366 as an offset against debt owed to the Company by Mr. Kang Munjoong of $45,956, and Ms. Siyoung Jang of $440,410.

On January 1, 2021, $326,755 of Munjoon Kang’s short-term borrowings were exchanged for a short-term loan owed by Mr. Kang to other creditors based on the agreements made by parties.

During the year ended December 31, 2021, the Company repaid short-term borrowings owed to Mr. Kang in the aggregate amount of $331,479, in cash.

On March 31, 2021, pursuant to the RnDeep Merger, the Company assumed certain interest-free, short-term borrowings of RnDeep owed to Mr. Kang in the amount of $107,469, which matured on May 29, 2022.

On November 15, 2021, Mr. Kang bought interest free, short-term borrowings of $124,420 from an unrelated third party. The short-term borrowings have a maturity date of November 14, 2022.

On December 13, 2021, December 14, 2021, and December 20, 2021, Mr. Kang sold his rights to receipt of debt obligations of HBC of $337,410, $1,518,347, and $200,905, respectively, to unrelated third parties.

On December 21, 2021, the Company issued Mr. Kang 295,000 common shares of HBC as payment in full for certain short-term borrowings held by Mr. Kang in the aggregate amount of $124,420.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

On January 25, 2022, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $315,632, and which matures on January 24, 2023. The Company received the amount of $315,632 in cash. On dates from January 26, 2022 through May 31, 2022, the Company repaid the short-term borrowings in full in cash.

On March 4, 2022, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $236,724, which matures on March 3, 2023. The Company received the amount of $236,724 in cash. On June 29, 2022, through December 28, 2022, the Company repaid the full amount of $236,724 to Mr. Kang in the form of cash.

On May 11, 2022 through December 12, 2022, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreements with an aggregate principal amount of $164,523, which mature on dates between May 10, 2023 through December 11, 2023. The Company received the amount of $164,523 in cash. On December 30, 2022, the Company made a partial repayment of $15,401 to Mr. Kang in the form of cash.

On January 11, 2023, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $78,396, which matured on January 10, 2024. The Company received the amount of $78,396 in cash. On February 6, 2021, the Company repaid the principal amount of $78,396 in full, in cash.

On February 6, 2023, the Company repaid the principal amount of $77,272 by offset with the debt.

On February 7, 2023, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $195,990, which matured on February 6, 2024. The Company received the amount of $195,990 in cash. On February 21, 2021, the Company repaid the principal amount of $195,990 in full, in cash.

On February 23, 2023, and February 27, 2023, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $342,474, which matured on February 22, 2024 and February 26, 2024. The Company received the amount of $342,474 in cash.

On January 9, 2023, through March 23, 2023, the Company repaid short-term borrowings in the aggregate amount of $382,268 to Mr. Kang, in cash, of which the outstanding balance of $149,122 as of December 31, 2022, was repaid in full, and the borrowing amount of $233,146 from February 23, 2023, and February 27, 2023, was repaid partially.

On April 10, 2023, the Company repaid the principal amount of $77,272 by offset with the debt.

On April 18, 2023, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $77,222, which matured on April 17, 2024. The Company received the amount of $77,222 in cash.

On May 18, 2023, and May 26, 2023, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $139,772, which matured on May 17, 2024 and May 25, 2024. The Company received the amount of $139,772 in cash.

On April 5, 2023, through June 22, 2023, the Company repaid short-term borrowings in the aggregate amount of $124,408 to Mr. Kang, in cash.

The remaining amount of ($3,198) in outstanding balance as of June 30, 2023, was currency translation adjustment.

The following table shows Munjoong Kang’s loan payables balance in detail:

	June 30. 2023	December 31, 2022
Loan payables maturing in May 12, 2023 through May 30, 2023	$—	$99,015
Loan payables maturing in July 29, 2023 through August 7, 2023	—	36,298
Loan payables maturing in October 17, 2023	—	4,340
Loan payables maturing in December 11, 2023	—	9,469
Loan payables maturing in February 26, 2024	—	—
Loan payables maturing in May 17, 2024	28,055	9,469
Loan payables maturing in May 25, 2024	16,217	—
Total	44,272	149,122

NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to July 1, 2023 through September 8, 2023 at which the consolidated financial statements were prepared.

On August 1, 2023, the shares of the Company are listed at NASDAQ exchange market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Prospectus on Form S-1 (File No. 333-269419). As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Prospectus filed on Form S-1.

Overview

Hanryu Holdings, Inc., a Delaware corporation (“Hanryu Holdings”), along with our wholly owned operating subsidiaries, Hanryu Bank Co., Ltd. (“HBC”), FNS Co., Ltd. (“FNS”), Hanryu Times Co., Ltd. (“Hanryu Times”), Marine Island Co., Ltd. (“Marine Island”), FANTOO Entertainment Co., Ltd., and majority owned subsidiary, K-Commerce Co., Ltd. (“K-Commerce”), all incorporated under the laws of the Republic of Korea (collectively, the “Company”, “we”, “us”, or “our”), is the creator of the engaging and innovative social media platform, “FANTOO”. FANTOO connects users around the world that share similar interests by providing distinctive service offerings, technologies, applications, and websites. Through FANTOO, we provide a global multi-media platform for our users to interact with other like-minded users, to share their appreciation of various types of entertainment and cultures, create their own content, enjoy other users’ content, engage in commerce, and experience a “fandom” community unlike any other.

Although we anticipate expanding into additional entertainment genres, currently, the majority of FANTOO’s users are enthusiasts of Korean culture (“K-Culture”), also known as the “Korean Wave.” The growing popularity of the Korean Wave has historically been driven by social networking services and online video sharing platforms. Through these channels, the dispersion and exportation of Korean arts, music and entertainment has grown rapidly from a regional influence into a global appreciation of South Korean culture. The expansion of the Korean Wave into a global phenomenon provides a significant opportunity to unite fans across the globe within the FANTOO platform. We aim to become a leading global platform for fans who are passionate about the Korean Wave, eventually expanding into other areas of fandom. Since the FANTOO platform launch in May, 2021, its user base has exceeded 27 million users.

We differentiate ourselves from potential competition through the power of a fully-integrated platform, and established partnerships with leaders in the K-Culture entertainment industry within South Korea. Our core strategy is to pursue initiatives that promote the viral growth of our user base, and in doing so, drive advertising revenue, user-generated revenue, and create other new revenue streams.

Our Business Model and Growth Strategies

We focus on providing user-centric services to provide a single platform that can address and satisfy all the needs of fans within that platform. FANTOO will enrich users’ fandom experience by providing an all-in-one platform for fandom content, including news, popular culture, discussions, live shows, fan creativity. FANTOO is currently available in 17 languages, with real-time translation services. These real time translation services enable our users to communicate with each other across the globe without language barriers. For languages that are not available for real-time translation, the FANTOO platform provides a solution through the use of translation matching services among users. Through the translation matching services, the FANTOO platform ensures that content is accurately translated and available to a greater number of global fans in their own languages The FANTOO platform further allows users to freely create and monetize their own content, and enables fast and secure user-to-user sales on the FANTOO platform.

We intend to create value for our shareholders through developing multiple revenue streams, including (1) direct sales revenue, driven by advertisement, content and commerce sales; and (2) revenue derived from collecting a percentage of user-to-user sales of emojis, online stickers, web novels, webtoons, translation matching, and other user-to-user transactions.

In the long term, we expect the majority of our revenue will be generated from commissions from user-to-user transactions. Deriving revenue from user-to-user transactions gives our platform an advantage over other existing platforms that primarily rely on advertisement sales. We recognize both the creative power and purchasing power of our users and fans in general, and as such, we designed our platform to maximize the economic effects of FANTOO users. Since May 2021, we have experienced a significant growth in the number of FANTOO users, with our current user base exceeding 7 million users.

Due to the surge in popularity of Korean culture (“K-Culture”), we believe that we have great potential to continue growing our user base, while maintaining a high percentage of Monthly Active Users (“MAUs”). According to the Korea Foundation and Korean Ministry of Foreign Affairs, in 2021, Korean culture had 156.6 million fans in 116 countries, and generated approximately $21.5 billion in global revenue in 2019. Furthermore, K-Culture was ranked as the seventh most influential global culture in 2021, and contributed over $10 billion in exports in 2020, as reported by the Korean Foundation for International Cultural Exchange. The global purchasing power of K-Culure was at $124.3 billion in 2020, based on the 2021 report by the Organization for Economic Co-operation and Development.

Components of Results of Operations

Revenue

We anticipate that our primary source of revenue will be generated from the FANTOO platform. Additionally, we intend to generate revenue from other affiliated businesses in the future.

We expect that our primary sources of revenue on the FANTOO platform will be derived from (i) direct sales and (ii) commissions from user-to-user sales.

Direct Sales. We anticipate generating direct sales revenue through: (i) original content sales, such as FANTOO produced web series that can be purchased by users on our platform or licensed to distributors; (ii) e-commerce goods through FANTOO’s Fanshop, which sells items such as the latest fandom goods and upcoming concert tickets; and (iii) advertising sales, including banner placements, splash advertising, pop-up advertisements within the platform, in-platform promotions, and branded content productions. For advertising sales, we act as an agent in arranging third-party promotions to our users. Our business model provides for the distribution of a percentage of our advertising revenue to FANTOO users in the form of Fantoo Point(“FP”) as incentives for certain activities within the FANTOO platform. Users can then spend FP within the FANTOO platform to purchase goods and/or services, either directly from us or from other users.

User-to-User Commissions. We intend to generate commissions on user-to-user transactions when FANTOO users sell their own products, content, and services to other users. Users can sell: (i) items they have created or produced such as emojis, online stickers, web novels, and webtoons; and (ii) tangible goods or other non-FANTOO platform based fandom items, such as concert tickets. For each sale by a user of content and non-tangible goods, we intend to collect a percentage of the gross purchase price. For sales of tangible goods and non-FANTOO platform based fandom goods, transactions are processed through a secure escrow account, for which we will receive a commission based upon the aggregate purchase price of the transaction.

As we continue to diversify our product and service offerings throughout 2023, we anticipate additional revenue streams, including:

Enterprise Resource Planning. Our enterprise resource planning (“ERP”) service provides business management services, such as email, document storage, and inventory management for emerging companies in the entertainment and content creation industries. Currently, ERP clients receive these services for no charge in exchange for participation and engagement in the FANTOO platform. We anticipate the rollout of a premium service option, which will be available to clients for a subscription fee.

Entertainment Agency. Our entertainment agency business, FANTOO Entertainment, will assist influencers in growing their influence base both within and outside of the FANTOO platform. As each influencer’s status grows, we expect to monetize their influencer status through entering into advertisement agreements or performance-based contracts. We anticipate earning revenue from this business model by 2024.

While we anticipate generating revenue from sales of ERP and FANTOO Entertainment by the end of the year ended December 31, 2023, no assurances can be given that we will successfully launch such affiliated businesses, and if so, whether such businesses will be successful.

Cost of Revenue

Cost of revenue consists primarily of service costs, hosting costs, and production costs such as advertising costs, down payments, and royalty payments to artists under entertainment contracts for original FANTOO platform content, such as web series and concerts. We expect that cost of revenue will increase proportionately with the growth of the user base for the FANTOO platform.

Sales, Marketing and Advertising Expense

Sales and marketing expense consists of compensation and commission costs of the sales and related support teams, as well as travel, trade show, and other marketing related costs. Advertising costs are expensed to operations when incurred. Expense also includes the cost of creating and implementing marketing strategies, conducting market research, and producing advertisements. Those expenses are recognized as incurred based on the accrual basis of accounting. We expect that sales, advertising, and marketing expense will increase on a proportionate basis with user-growth, and will vary from period-to-period as a percentage of revenue for the foreseeable future. This variation is due to our plans to continue to invest in marketing in order to grow both sales and our user-base by way of increasing brand awareness. The trend and timing of our marketing costs will depend in part on the timing of marketing campaigns.

Research and Development Expense

Research and development expense includes costs to maintain and develop the FANTOO platform. Costs incurred for research and product development are expensed as incurred and include salaries, taxes and benefits, contracting, and travel expense related to research and development.

General and Administrative Expense

General and administrative expense consists primarily of personnel-related costs, including salaries and benefits, non-cash stock compensation expense, equipment expense, office and facilities costs, legal, accounting and other professional fees, public relations costs and other corporate and administrative costs.

Results of Operations

Three and six months Ended June 30, 2023 Compared to three and six months ended June 30, 2022

The following table sets forth a summary of our statements of operations for the six months ended December 31,2023 and 2022:

	Six months ended June 30,		Increase / (Decrease)
	2023	2022	$	%
Revenue	$630,973	$117,964	$513,009	435%
Cost of Revenue	389,062	50,239	338,823	674%
Gross Profit	241,911	67,725	174,186	257%

Operating Expense
Marketing and advertising expense	832,800	184,457	$648,343	351%
Research and Development	231,743	79,485	$152,258	192%
General and administrative expense	4,974,991	3,664,609	$1,310.382	36%
Total operating expense	6,281,464	3,928,551	$2,352,913	60%

Total Other Income (Expense)	(19,699)	243,137	$(262,836)	(108)%

Net Loss	$(6,059,252)	$(3,617,689)	$(2,891,563)	80%

	Three months ended June 30,		Increase / (Decrease)
	2023	2022	$	%
Revenue	$630,004	$29,940	$600,064	2,004%
Cost of Revenue	$389,062	$28,354	360,708	1,272%
Gross Profit	$240,942	$1,586	239,356	15,092%

Operating Expense
Marketing and advertising expense	$543,327	$86,237	$457,090	530%
Research and Development	$160,011	$1,473	$158,538	10,763%
General and administrative expense	$2,285,562	$1,408,474	$1,010,877	79%
Total operating expense	$3,230,830	$1,496,184	$1,734,646	116%

Total Other Income (Expense)	$(2,033)	$(4,742)	2,709	57%

Net Loss	$(2,991,921)	$(1,499,340)	$(1,492,581)	(100)%

	Nine months ended September 30, (as a percentage of revenues)		Three months ended September 30 (as a percentage of revenues)
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of Revenue	62%	43%	62%	95%
Gross Profit	38%	57%	38%	5%

Operating Expense
Marketing and advertising expense	132%	156%	86%	288%
Research and Development	37%	67%	25%	5%
General and administrative expense	788%	3,107%	363%	4,704%
Total operating expense	996%	3,330%	513%	4,997%

Total Other Income (Expense)	(3)%	206%	0%	(16)%

Net Loss	(960)%	(3,067)%	(475)%	(5,008)%

We have generated revenue from the FANTOO platform, and we have started to generate contents sales through FNS and Hanryu Times through other platforms, including third party news agencies and YouTube. While the FANTOO platform itself has not yet generated revenue enough, we began implementing our business plan and commenced distributing content to build up and raise brand awareness. Revenue for the six months ended June 30, 2023 was $630,973, as compared to revenue of $117,964 for the six months ended June 30, 2022. This increase of $630,973 was due to $435,729 in product sales K-Commerce, and $195,694 in advertising and content sales through FANTOO platform, Hanryu Times and FNS.

Cost of Revenues

Cost of revenue for the six months ended June 30, 2023 and 2022 was $380,962, and $50,239, respectively. The substantial increase in cost of revenue is principally due to the substantial increase in revenue reported during the six-month period ending June 30, 2023, compared to the corresponding period in 2022.

Operating Expense

Marketing and Advertising

Marketing and advertising expense for the six months ended June 30, 2023 was $832,800, as compared to $184,457 for the six months ended June 30, 2022. The increase is due to the launch of the FANTOO platform, and the costs associated with promoting the newly launched FANTOO platform to targeted users.

Research and Development

Research and development expense for the six months ended June 30, 2023 was $231,743, as compared to $79,485 for the six months ended June 30, 2022. The increase in research and development expense is primarily due to the increase in the Company’s research personnel related cost as a result of the Company’s focus on the upgraded version of FANTOO app as of June 22, 2022.

General and Administrative

General and administrative expense for the six months ended June 30, 2023 increased $1,310,382 or 36%, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase in commissions and consulting costs of $682,889, an increase in Travel expense of $658,807. The substantial increase in general and administrative expense is principally attributable to the increase in consulting costs and Travel expense as required for Initial Public Offering of the company to support the growth of the FANTOO platform.

Other income (expense)

Other income (expense) for the six months ended June 30, 2023 was $(19,699) an decrease of $262,836, or 108%, as compared to the six months ended June 30, 2022, which was primarily driven by $243,321 recognized due to the extinguishment of debt during the six months ended June 30, 2022.

Liquidity and Going Concern

Our primary uses of cash are for operational expenditures, and our main sources of liquidity have been cash flows from borrowings from related parties and the third parties, and sales of common shares.

On January 4, 2023, through March 8, 2023, warrants of $1,813,120 were exercised with an exercise price of $1.27 to purchase 1,427,653 shares of Common Stock.

In February and March of 2023, the Company closed two private placements solely to accredited investors (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 240,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $2,400,000. The purchase price of the common stock purchased in the private placements is subject to adjustment to the price of the common stock sold in the Company’s IPO, such that additional common stock shall be issued to the purchasers if the price of common stock sold in the IPO is less than $10.00 per share, or the purchasers shall return common stock to the Company if the price of the common stock sold in the IPO is greater than $10.00 per share, in each case resulting in the purchasers purchasing an aggregate amount of $2,400,000 of Company common stock at the IPO price. The offerings were exempt from registration under Section 4(a)(2) of the Securities Act. The subscription agreements pursuant to which the common stock was sold to accredited investors contain customary representations and warranties of the Company and the investors and customary indemnification rights and obligations of the parties.

On March 24, 2023, warrants of $8,400 were exercised with an exercise price of $0.42 to purchase 20,000 shares of Common Stock.

On April 13, 2023, warrants of $420,000 were exercised with an exercise price of $0.42 to purchase 1,000,000 shares of Common stock.

On May 4, 2023, warrants of $299,720 were exercised with an exercise price of $1.27 to purchase 236,000 shares of Common stock.

On May 4, 2023, warrants of $3,594,946 were exercised with an exercise price of $1.27 to purchase 2,830,666 shares of Common stock.

On May 31, 2023, the Company completed a private placement to solely to an accredited investor (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 760,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $7,600,000.

In July 2023, the Company consummated its initial public offering (the “IPO”) of 877,328 shares of its class A common stock at a public offering price of $10.00 per share, generating gross proceeds of $8,773,280. Net proceeds from the IPO were approximately $6.8 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.9 million.

We believe that expected cash flow from operations and the proceeds from the IPO will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

Summary of Cash Flows

The following table summarizes changes in cash for the six months ended June 30, 2023 and 2022:

	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	$(5,618,525)	$(1,978,444)
Net cash (used in) provided by investing activities	(322,058)	834,746
Net cash provided by financing activities	15,796,985	838,077

Cash Flows from Operating Activities.

Net cash used in operating activities for the six months ended June 30, 2023 was $6,313,522, which primarily reflected our net loss of $6,059,252, net of adjustments to reconcile net loss to net cash provided by operating activities of $295,639 which included a depreciation charge of $168,258. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course. Net cash used in operating activities for the six months ended June 30, 2022 was $1,978,444, which primarily reflected our net loss of $3,617,689, net of adjustments to reconcile net loss to net cash provided by operating activities of $2,761, which included a depreciation charge of $112,293, and excluded $243,321 of non-cash other income for a gain on the extinguishment of debt. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities.

Our net cash provided in investing activities was $7,053,691 for the six months ended June 30, 2023, representing an decrease of $6,668,945, or 798.92%, as compared to $834,746of cash used in investing activities for the six months ended June 30, 2022. This decrease was driven by a $7,876,630 decrease in purchase of short-term deposits, $554,169decrease in purchase of property and equipment, and $694.997 increase in sale of investments.

Cash Flows from Financing Activities.

Our net cash provided by financing activities was $15,796,985 for the six months ended June 30, 2023, consisting of a $10,000,000 increase in cash proceeds from issuing of common stock, a $5,743,209 increase in cash proceeds from exercising warrants, partially offset by a $409,924 and $794,131 decrease in repayments of short-term loan payables and short-term loan payables from related parties respectively. Our net cash provided by financing activities was $838,077 for the six months ended June 30, 2022, consisting of a $444,466 increase in cash proceeds from short-term borrowing, a $752,672 increase in cash proceeds from short-term borrowing from related parties, a $332,538 increase in cash proceeds from exercising warrants, partially offset by a $14,599 and 677,000 decrease in repayments of short-term loan payables and short-term loan payables from related parties respectively.

Convertible Debt.

As of June 30, 2023, the remaining outstanding principal amount of bonds with warrants was approximately $3,427,788. There was no issuance of bonds with warrants for the six months ended June 30, 2023. A $123,068 decrease in bonds with warrants compared to the balance of $3,550,856 as of December 31,2022 was due to currency translation adjustment.

Contractual Obligations

The following table summarizes our fixed contractual obligations and commitments (in millions) as of June 30, 2023:

	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Payments Due
Operating leases	164,978	106,321	58,657	—	—
Total	$164,978	106,321	$58,657

On September 14, 2022, the Company entered into a one-year lease agreement which expired on September 14, 2023. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the consolidated balance sheet in the amount of $115,048 as of June 30, 2023, and $118,362 as of December 31, 2022.

The Company has an operating lease agreement for a vehicle, which was entered into on September 16, 2021 by HBC, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is $113,023 as of March 31, 2023, and $116,279 as of December 31, 2022.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included elsewhere in this prospectus. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency and credit.

Foreign Currency Risk

We have accounts on our foreign subsidiaries’ ledgers, which are maintained in the respective subsidiary’s local currency and translated into USD for reporting of our condensed consolidated financial statements. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the USD and other currencies, including KRW.

Transactional

We generate the majority of our revenue from customers within Korea. Typically, we aim to align costs with revenue denominated in the same currency, but we are not always able to do so. As a result of the geographic spread of our operations and due to our reliance on certain products and services priced in currencies other than KRW, our business, results of operations, and financial condition have been and will continue to be impacted by the volatility of the KRW against foreign currencies.

Translational

Our functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiaries, Hanryu Bank, FSN, K-commerce, Marine Island, FANTOO entertainment and Hanryu Times, which are our primary operating subsidiaries, is the KRW. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the condensed consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $48,000 and a change in net loss of $1.2 million for the year ended December 31, 2021. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $11,796 and a change in net loss of $0.3 million for the six months ended June 30, 2022.

At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Credit Risk

Our cash and cash equivalents, deposits, and loans with banks and financial institutions are potentially subject to concentration of credit risk. We place cash and cash equivalents with financial institutions that management believes are of high credit quality. The degree of credit risk will vary based on many factors including the duration of the transaction and the contractual terms of the agreement. As appropriate, management evaluates and approves credit standards and oversees the credit risk management function related to investments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s common stock, stock-based compensation, the recoverability and useful lives of long-lived assets, and the valuation allowance relating to the Company’s deferred tax assets.

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2022.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2020-06 on the consolidated financial statements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Relaxed Ongoing Reporting Requirements

We expect to become a public reporting company under the Exchange Act, and will be required to publicly report on an ongoing basis. We expect to elect to report as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies,” and our stockholders could receive less information than they might expect to receive from more mature public companies.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2022 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 31, 2022. As a result, this Quarterly Report does not address whether there have been any changes in our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We and our subsidiaries are not currently a party, nor is our property subject, to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not made any sales of unregistered equity securities during the quarterly period ended June 30, 2023.

In August 2023, the Company consummated its initial public offering (the “IPO”) of 877,328 shares of its class A common stock at a public offering price of $10.00 per share, generating gross proceeds of $8,773,280 pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-269419), which was declared effective by the SEC on July 31, 2023. Aegis Capital, Corp., acted as the representative of the underwriters of the IPO. After deducting underwriting discounts and commissions and other offering expenses payable by us, we received approximately $6.8 million in net proceeds from the IPO.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus, dated August 2, 2023, which was filed with the SEC on August 2, 2023 pursuant to Rule 424(b) under the Securities Act.

We plan to use the net proceeds of the IPO as follows:

●	5% of the net proceeds (approximately $338,571) for investment in corporate infrastructure;

●	7% of the net proceeds (approximately $473,999) for the construction of a data center for our AI technology and hiring approximately 23 software engineers;

●	8% of the net proceeds (approximately $541,713) for increasing our engineering team to staff our planned AI technology data center;

●	30% of the net proceeds (approximately $2,031,425) to market and host events such as live K-pop concerts;

●	30% of the net proceeds (approximately $2,031,425) to develop services within the FANTOO ecosystem such as the fan shop, digital stickers, Augmented Reality filters, and emojis; and

●	20% of the net proceeds (approximately $1,354,284) for general working capital purposes, operating expenses, and/or acquisitions of, or investments in, businesses, products, services or technologies.

Our expected use of net proceeds from the IPO represents our current intentions based upon our present plans and business conditions. The amounts and timing of our actual use of net proceeds will vary depending on numerous factors. As a result, our management will have broad discretion in the application of the net proceeds of the IPO, and investors will be relying on our judgment regarding the application of the net proceeds.

Pending other uses, we intend to invest the proceeds to us in investment-grade, interest-bearing securities such as money market funds, certificates of deposit, or direct or guaranteed obligations of the U.S. government, or hold as cash. We cannot predict whether the proceeds invested will yield a favorable return.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1*	Amended and Restated Certificate of Incorporation of Registrant
3.2*	Bylaws of Registrant
10.1*	Form of IPO Lock-Up Agreement
10.2*	Lease agreement dated March 27, 2020
31.1*	Certification of Changhyuk Kang pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Juhyun Shin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Changhyuk Kang pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Juhyun Shin pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Changhyuk Kang	Chief Executive Officer	September 15, 2023
Changhyuk Kang	(Principal Executive Officer)

/s/ Juhyun Shin	Chief Financial Officer	September 15, 2023
Juhyun Shin	(Principal Financial and Accounting Officer)