Form 10-Q
period 2023-09-30
Hanryu Holdings, Inc.
filed 2023-11-17
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission File Number: 001-41763

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

The registrant has 52,808,589 shares of the common stock outstanding as of September 30, 2023.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HANRYU HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$11,712,306	$118,957
Short-term loan receivables	482,462	631,718
Accounts receivable, net of allowance	372,093	128
Non-trade receivables	71,724	1,861,731
Prepaid expenses	4,551,471	362,311
Total current assets	17,190,056	2,974,845

PROPERTY PLANT AND EQUIPMENT, NET	803,082	388,222
OPERATING LEASE RIGHT-OF-USE ASSETS	1,961,589	2,212,754
OTHER ASSETS	475,269	502,478
Total Assets	$20,429,996	$6,078,299

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Short-term loan payables	$840,272	$723,520
Short-term payables from related parties	39,993	323,537
Account Payable	570,643	371,183
Non-trade accounts payable	1,740,825	2,374,068
Bonds with warrants, net	3,346,222	-
Short-term lease liabilities	28,525	-
Accrued expenses and other current liabilities	25,258	75,652
Total current liabilities	6,591,738	3,867,960

Bonds with warrants, net	-	3,550,856
Long-term loan payables	743,604	-
Long-term lease liabilities	31,820	-
Total Liabilities	7,367,162	7,418,816

STOCKHOLDER’S DEFICIENCY:
Common Stock, $0.001 par value.
Authorized 110,000,000(common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 52,808,589 common shares and 45,416,942 common shares as of September 30, 2023 and December 31, 2022	52,809	45,417

Additional paid-in and other capital	51,671,647	27,555,936
Accumulated deficit	(38,738,715)	(29,607,852)
Accumulated other comprehensive income	395,924	910,220
Equity/(Deficit) attributable to owners of the Company	13,381,665	(1,096,279)
Non-controlling interests	(318,831)	(244,238)
Total Stockholders’ Equity	13,062,834	(1,340,517)
Total Liabilities and Stockholders’ Equity/(Deficit)	$20,429,996	$6,078,299

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
SALES	1,347,975	904,040	713,763	748,661
Cost of Revenue	832,915	463,586	441,842	393,355
Gross profit	515,060	440,454	271,921	355,306

Operating cost and expenses	(9,855,792)	(5,718,111)	(3,570,976)	(1,802,753)
OPERATING LOSS	(9,340,732)	(5,277,657)	(3,299,055)	(1,447,447)

OTHER INCOME(EXPENSE):
Gain on exemption of debt	-	236,425	-	-
Interest income	47,701	80	47,269	3
Interest expense	(3,089)	-	(481)	-
Gain and Loss on foreign currency transaction	139,989	695	140,172	(27)
Other expense, net	(7,695)	1,639	7,521	26,343
Net other expense	176,906	238,839	194,481	26,319

Loss before Income Tax	(9,163,826)	(5,038,818)	(3,104,574)	(1,421,128)
Income Tax	-	-	-	-
NET LOSS	(9,163,826)	(5,038,818)	(3,104,574)	(1,421,128)

Net Loss attributable to:
The common stockholders of the Company	(9,130,935)	(4,899,144)	(3,062,422)	(1,392,504)
Non-controlling interests	(32,891)	(139,674)	(42,152)	(28,624)

Net Loss per share:
Basic and Diluted	(0.18)	(0.13)	(0.06)	(0.03)

Weighted average number of shares outstanding:
Basic and Diluted	49,734,629	36,565,243	52,493,895	42,847,839

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive Gain	Non-controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Loss)	interests	(Deficit)
Balance at December 31, 2021	41,745,786	$17,800,682	$7,581,936	$(23,367,605)	$646,197	$(97,982)	$2,563,228
Share Exchange	—	(17,758,936)	17,361,034	—	—	—	(397,902)
Currency translation adjustment	—	—	—	—	354,777	—	354,777
Net loss	—	—	—	(2,072,880)	—	(45,470)	(2,118,350)
Balance at March 31, 2022	41,745,786	$41,746	$24,942,970	$(25,440,485)	$1,000,774	$(143,451)	$410,554
Capital contribution	820,000	324,501	—	—	—	—	324,501
Share Exchange	—	(323,681)	320,848	—	—	—	(2,833)
Currency translation adjustment	—	—	—	—	95,582	—	95,582
Net loss	—	—	—	(1,433,759)	—	(65,581)	(1,499,340)
Balance at June 30, 2022	42,565,786	$42,566	$25,263,818	$(26,874,244)	$1,096,556	(209,032)	$(680,336)
Capital contribution	1,848,888	1,849	980,776	—	—	—	982,625
Share Exchange			(71)				(71)
Currency translation adjustment	—	—	—	—	27,088	—	27,088
Net loss	—	—	—	(1,392,504)	—	(28,624)	(1,421,128)
Balance at September 30, 2022	44,414,674	$44,415	$26,244,523	$(28,266,748)	$1,123,644	$(237,656)	$(1,091,823)

Balance at December 31, 2022	45,416,942	$45,417	$27,555,936	$(29,607,852)	$910,220	$(244,238)	$(1,340,517)
Issuance of common stock for Cash	240,000	240	2,483,555	—	—	—	2.483,795
Warrant exercise	1,447,653	1,448	1,736,277	—	—	—	1,737,725
Currency translation adjustment	—	—	—	—	(64,065)	—	(64,065)
Net loss	—	—	—	(3,061,555)	—	(5,776)	(3,067,331)
Balance at March 31, 2023	47,104,595	$47,105	$31,775,768	$(32,669,407)	$846,155	$(250,014)	$(250,393)
Issuance of common stock for Cash	760,000	760	8,174,100	—	—	—	8,174,860
Warrant exercise	4,066,666	4,066	4,312,599	—	—	—	4,316,665
Currency translation adjustment	—	—	—	—	216,885	—	216,885
Net loss	—	—	—	(3,006,886)	—	14,965	(2,991,921)
Balance at June 30, 2023	51,931,261	$51,931	$43,685,607	$(35,676,293)	$1,063,040	$(235,049)	$8,889,236
Issuance of common stock for Cash	877,328	877	7,986,040	—	—	—	7,986,918
Currency translation adjustment	—	—	—	—	(666,666)	(41,630)	(708,296)
Net loss	—	—	—	(3,062,422)	—	(42,152)	(3,104,574)
Balance at September 30, 2023	52,808,589	$52,809	$51,671,647	$(38,738,715)	$395,924	$(318,831)	$13,062,834

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,163,826)	(5,038,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	270,526	163,917
Gain on exemption of debt	-	(236,425)
Amortization of right-of-use assets	190,285	194,997
Changes in operating assets and liabilities:
Accounts receivable	(384,695)	(456,089)
Non-trade receivables	708,593	144,618
Prepaid expenses and other current assets	(3,312,042)	311,024
Other assets	(22,987)	39,404
Accounts payable	343,762	970,464
Non-trade payable	(26,961)	457,811
Accrued expenses and other current liabilities	(47,608)	27,972
Net cash used in operating activities	(11,444,953)	(3,421,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivables	5,141,575	763,518
Receipt from collection of long-term loan receivables	-	1,176,185
Sales of investments	-	729,963
Payment for short-term loan receivables	(5,700,469)	(1,216,268)
Purchase of property, plant and equipment	(722,209)	(7,657)
Net cash used in/provided by investing activities	(1,281,103)	1,445,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payables	909,958	219,980
Proceeds from short-term loan payables from related parties	1,448,251	777,918
Proceeds from exercising warrants	6,054,390	1,409,489
Proceeds from issuance of common stock	18,645,572	-
- Repayment of short-term loan payables	(332,853)	(14,974)
Repayment of short-term loan payables from related parties	(2,438,828)	(676,852)
Net cash provided by financing activities	24,286,490	1,715,561

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,593,348	(259,823)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	32,913	(62,453)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	118,957	330,448
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	11,712,306	8,172

Cash receipt during the period for interest	61	80
Cash paid during the period for interest	2,616	-
	(2,555)	80
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Offsetting short-term loan payables by exercising warrant	(385,056)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended		Three Months Ended
	2023	2022	2023	2022
NET LOSS	$(9,163,826)	$(5,038,818)	$(3,104,574)	$(1,421,128)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(523,035)	617,122	(666,666)	55,713
Change in foreign currency translation adjustment to attributable to noncontrolling interest	(32,891)	(139,675)	(41,630)	(28,625)

COMPREHENSIVE LOSS	$(9,719,752)	$(4,561,371)	$(3,812,870)	$(1,394,040)
Less : Comprehensive Income/(Loss) attributable to noncontrolling interest	(34,991)	(129,999)	(51,855)	(29,693)
Comprehensive Income(Loss) attributable to the Company	(9,684,761)	(4,431,372)	(3,761,015)	(1,364,347)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

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

Going Concern

The Company has experienced recurring losses from operations and has a stockholders’ deficit and working capital of $38,738,715 and $13,229,461 respectively, as of September 30, 2023. We expect to incur additional losses and negative cash flow from operations until such time, if ever, we can generate significant sales. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for twelve (12) months after the issuance date of these financial statements. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

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

The ownership of non-controlling interests of K-Commerce, our significant consolidated subsidiary as of September 30, 2023, is 49.2%. The book value of the K-Commerce’s net assets attributable to the Company’s controlling interest is ($318,831), the book value attributable the non-controlling interests of K-Commerce is ($32,891), and the comprehensive income attributable the non-controlling interests of K-commerce is ($34,991). Refer to Condensed Consolidated Statements of Comprehensive Income for additional disclosure The Company’s 50.8% ownership interest in K-Commerce represents the percentage of voting equity interests owned by the Company. No minority-interest holders of K-Commerce controls K-Commerce through contract, lease, or other agreement.

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the condensed consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, there was a fluctuation in the exchange rates ranging from KRW 1,219.30/USD $1 to KRW 1,361.00/USD $1.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company does not have any off-balance-sheet credit exposure related to its customers.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $12,492 and $12,941 on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

For the nine months ended September 30, 2023 and September 30, 2022, the Company recognized online product sales revenue amounting to $433,488 and $112,540 from its majority-owned subsidiary, K-Commerce. K-Commerce’s revenue is derived primarily through sales on its website and sales of merchandise through other channels. Revenue is derived at the point in time when merchandise is sold and shipped to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

Shipping and handling is considered a fulfillment activity, as it takes place together prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of our performance obligations. The Company presents revenue net of sales taxes, discounts, and expected refunds.

Merchandise sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a sales return liability for the variable consideration based on historical experience, which is recorded within “Accrued Liabilities” in the condensed consolidated balance sheet, and the company recorded $491 and $0 for “Accrued Liabilities” on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, respectively. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume, and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period.

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

Property Plant and Equipment

Property plant and equipment are carried at cost (see Note 5). Depreciation expense is provided over the estimated useful lives of the assets using the declining-balance method. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life in Years
Vehicles	5
Fixtures	5
Equipment	5

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

The Company evaluates property plant and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property plant and equipment asset impairment charges recorded during the nine months ended September 30, 2023, and the year ended December 31, 2022.

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

Investments

The Company’s investments are carried at historical cost. As of September 30, 2023 and December 31, 2022, there is no balance of investments. Refer to Note 6 for additional disclosures.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Earnings (Loss) Per Share

Basic Earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financing. For purposes of computing both basic and diluted earnings (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the nine months ended September 30, 2023 and 2022, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of September 30, 2023 and December 31, 2022.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period.

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

As part of its adoption of the new lease accounting standard, the Company also updated accounting policies and procedures, operational processes and documentation practices to enable the preparation of financial information on adoption. Refer to Note 7 Lease for additional disclosures required as a result of the adoption of this new standard.

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

NOTE 3 — SHORT-TERM LOANS RECEIVABLES

These loan receivables except for short-term loan to PRT Korea Co., Ltd. and AMERIDGE CORPORATION, have no interest and financial covenants. The Company made short-term loan with PRT Korea Co., Ltd. as a one-year loan with 6% interest, and with AMERIDGE CORPORATION by December 31, 2023 with 0.1% interest. The following table summarizes information with regard to short-term loan receivables outstanding as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
PRT Korea Inc.	$185,901	$126,529
Kim, Hyun-Ah	12,641	-
Kim, Nah-Eun	74,360	-
Ticket Land Inc.	76,443	-
LA PRIMERA CAPITAL INVESTMENTS	29,409	-
AMERIDGE CORPORATION	96,271	-
AVAJAR	-	104,544
Others	7,437	418,579
Total short-term loans	$482,462	$523,123

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 4 — PREPAID EXPENSES

The following table summarizes information with regard to prepaid expenses as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Daeho Construction, Co., Ltd	$-	$71,806
Toping, Co., Ltd	-	72,911
Top Eng, Co., Ltd.	968,769	157,816
Starcall, Co., Ltd	3,329,961	-
Darum Co., Ltd,	74,360	-
Asia Model Festival Organization Foundation	74,360	-
Orum Plus Design, Co., Ltd	24,539	-
Woojoo Works, Co., Ltd	22,308	-
Manstar, Co., Ltd	18,218	-
Others	63,492	54,279
Total prepaid expenses	$4,551,471	$362,311

On August 9, 2023, the Company made the contract with Starcall Co., Ltd to develop the games to launch at Fantoo App, and the company has paid $3,329,961 to Starcall Co., Ltd by September 30, 2023.

On November 17. 2022, the Company made the contract with Top Eng Co., Ltd to develop retail products to sell FANTOO App, and the Company has paid $968,769 to Top Eng Co., Ltd by September 30, 2023.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2023	December 31, 2022

Vehicles	$358,898	$251,650
Fixtures	364,156	241,022
Equipment	726,405	303,882
	1,449,459	796,554

Less accumulated depreciation	(646,377)	(408,332)
Property plant and equipment, net	$803,082	$388,222

Total depreciation expense for the nine months ended September 30, 2023 is $270,526 and for the nine months ended September 30, 2022 was $163,917. Depreciation expense is reflected in operating cost and expenses in the condensed consolidated statements of operations.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 6 — INVESTMENTS

The following table summarizes information with regard to investments outstanding as of September 30, 2023 and December 31, 2022.

(1)Changes in investments, for the nine months ended September 30, 2023 and year ended December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Beginning	$-	$1,695,299
Increase	-	635,000
Decrease	-	(2,275,553)
Translation Adjustment	-	(6,794)
Total Investments	$-	$(47,952)

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 7 — LEASE

The Company leased a vehicle for use in our operations under operating leases on September 16, 2021 with the following conditions.

Monthly Lease payment – 3,781,600 Koreas Won

Deposit – 147,360,000 Korean Won

Lease Term – 4 Years

Applied Discount Rate – 10.48%

Operating lease cost for the nine months ended September 30, 2023 and 2022 was $25,962 and $25,437, respectively.

The future minimum lease payments under operating as of September 30, 2023 for the next five years are as follows:

Amount

From October 1, 2023 to December 31, 2023	$8,654
2024	34,616
2025	25,962
2026	-
2027	-
Thereafter	-

Total minimum lease payments	69,232
Interest expense	(8,887)

Total	$60,345

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

As of September 30, 2023 and December 31, 2022, the balances of the Right-of-Use-Asset was $1,961,589 and $2,212,754, respectively.

Lease cost consists of approximately $210,389 and $208,307, for the nine months ended September 30, 2023 and September 30, 2022, respectively. The weighted average remaining lease term in years for operating leases is 8 years and the weighted average discount rate for operating leases is 3%.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 8 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term borrowings outstanding as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Joonwoo Choi maturing in July 2024	$185,901	$-
Jacob Asset Inc. maturing in April 2024	208,209	-
Byung Ik maturing in July 2024	148,721	-
Seorin Partners maturing in September 2024	74,360	78,908
Bongsang Kim maturing in April 2024	223,081	-
Sungil Jeon maturing in December 2023	-	165,707
Minja Nam maturing in November 2023	-	394,540
Gwanmin Park maturing in December 2023	-	7,891
Taeshin Tax Accounting Corporation maturing in October 2023	-	37,020
Total	840,272	723,520

These loan payables except for short-term borrowings from Minja Nam have no interest and financial covenants. The short-term loan payables from Minja Nam have 18% interest, and the company repaid the whole amount of short-term loan payables from Minja Nam by September 30, 2023.The company recorded interest expense of $3,089 for the nine months ended September 30, 2023.

NOTE 9 — SHORT-TERM BORROWINGS FROM RELATED PARTIES

The following table summarizes information with regard to short-term borrowings from related parties outstanding as of September 30, 2023 and December 31, 2022. Donghoon Park serves as Chief Marketing Officer of Hanryu Holdings and HBC, SiYoung Jang and Munjoong Kang are HBC’s co-founders and shareholders of Hanryu Holdings, and Changhyuk Kang serves as Chief Executive Officers and Director of Hanryu Holdings and HBC.

	September 30, 2023	December 31, 2022
Munjoong Kang maturing in February 2024	6,038	149,122
Changhyuk Kang maturing in April 2024	33,955	67,072
Short-term loan payables from Donghoon Park maturing in April 2023 through January 2024	-	28,435
Short-term loan payables from Siyoung Jang maturing in December 2023	-	78,908
Total short-term borrowings from related parties	$39,993	$323,537

These borrowings have no interest and financial covenants.

NOTE 10 – BONDS WITH WARRANTS

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

On March 31, 2021, HBC issued 4,150,000 Common Shares to the shareholders of RnDeep pursuant to the RnDeep Merger. As the surviving company in the RnDeep Merger, HBC assumed the RnDeep Warrants, therefore allowing the RnDeep Warrants to be exercised for Common Shares of HBC, in the following amounts:

●	RnDeep Warrants issued on March 17, 2020, for an aggregate purchase price of $2,586,850. The bonds have a maturity date of March 17, 2023 and accrue interest at a rate of 3% annually. The warrants have an exercise price of $ 0.42, and can be exercised at any time after the date that is four months after the date the bond was issued, and expire the day immediately preceding the maturity date of the bonds.

●	RnDeep Warrants issued on April 13, 2020, for an aggregate purchase price of $1,687,052. The bonds have a maturity date of April 13, 2023, and accrue interest at a rate 3% annually. The warrants have an exercise price of $0.42, and can be exercised at any time after the date that is four months after the date the bond was issued, and expire the day immediately preceding the maturity date of the bonds.

●	RnDeep Warrants issued on May 6, 2020, for an aggregate purchase price of $3,880,220. The bonds have a maturity date of May 6, 2023, and accrue interest at a rate of 3% annually. The warrants have an exercise price of $1.27, and can be exercised at any time after the date that is four months after the date the bond was issued, and expire the day immediately preceding the maturity date of the bonds.

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

On April 7,2021, HBC issued bonds with warrants for an aggregate purchase price of $3,153,714. The bonds accrue interest at an annual rate of 1% and mature on March 31, 2022. The warrants have an exercise price of $0.42 and can be exercised at any time after the date that is three months after the date the bond was issued, and expire if not exercised prior to the maturity date of the bonds.

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

The following two tables summarizes information with regard to bonds with warrant outstanding as of September 30, 2023 and December 31, 2022.

Amount as of December 31, 2019	$7,168,768
Issued	-
Paid in cash	(919,118)
Translation adjustment	459,909
Amount as of December 31, 2020	$6,709,559
Issued	8,046,165
Acquired from the RnDeep Merger	5,567,272
Converted to Common Shares	(10,748,257)
Changed to Short-term borrowings	(268,241)
Paid in cash	(1,726,228)
Paid in cryptocurrency	(3,724,567)
Translation adjustment	(59,836)
Amount as of December 31, 2021	$3,795,867
Translation adjustment	(245,011)
Amount as of December, 2022	$3,550,856
Translation adjustment	(204,634)
Amount as of September 30, 2023	$3,346,222

Terms and conditions of bonds with warrants at the inception are as follows:

No.	Issue Date	Maturity	Amount	Nominal Interest Rate	Interest Rate of Return
11	7/2/2021	7/2/2024	$3,346,222	0%	3%
Total			$3,346,222

*	Nominal interest rate and interest rate of return are waived by the separate agreements between the Company and the bondholders.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 — BONDS WITH WARRANTS (cont.)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase the Company’s Common Stock of the Company, all of which were exercisable, as of September 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
	-	-

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

Option valuation models require the input of highly subjective assumptions. The fair value of warrants was estimated using the Black-Scholes option model with a volatility figure derived from public companies in the same industry. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of warrants based on the maturity of warrants. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of warrants during the years ended September 30, 2023 and December 31, 2022 was estimated using the Black-Scholes pricing model.

On March 31 2021, HBC acquired an aggregate of 12,066,666 warrants to purchase HBC Common Shares in connection with RnDeep Merger at the exercise prices of $0.42 (9,000,000 warrants) and $1.27 (3,666,666 warrants) per share for a term of one to two years, exercisable immediately.

The fair value of the issued warrants were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	0%
Volatility	43.36%
Risk free rate:	0.08%
Expected life:	1-2 years
Estimated fair value of the Company’s Common Stock	$0.47

The fair value of $1,065,018 was charged to operations as financing costs for the year ended December 31, 2021.

A summary of the warrant activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

		Weighted-	Weighted Average Remaining
	Shares	Average Exercise Price	Contractual Term
Outstanding at December 31, 2019	18,400,000	$0.42	1.07
Canceled	16,400,000	0.42
Outstanding at December 31, 2020	2,000,000	$0.42	0.88
Issued	13,077,455	0.61	1.43
Acquired	12,066,666	0.64	1.52
Exercised	15,740,000	0.42
Outstanding at December 31, 2021	11,404,121	$0.87	1.72
Expired	537,455	0.42
Exercised	3,671,156	0.72
Outstanding at December 31, 2022	7,195,510	$0.98	0.58
Expired	1,681,191	0.56
Exercised	5,514,319	1.11
Outstanding at September 30,2023	—

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 11 — LONG-TERM LOAN PAYABLES

The following table summarizes information with regard to longt-term borrowings outstanding as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Haengsoo Yeo maturing in October 2024	$74,360	-
Gyesook Kim maturing in October 2024	297,442	-
Jincheol Ra maturing in October 2024	148,721	-
Sukman Choi maturing in October 2024	74,360	-
Byungsoo Kim maturing in October 2024	148,721	-
Total	840,272	-

These long-term loan payables except have no interest and financial covenants.

NOTE 12 — FAIR VALUE MEASUREMENTS

Fair value has been determined on a basis consistent with the requirements of FASB ASC Topic 825, Financial Instruments, and the Company adopted on a prospective basis required provisions of FASB ASC Topic 820, Fair Value Measurement.

Financial Items Measured at Fair Value on a Recurring Basis

The carrying amounts reported in the condensed consolidated balance sheet for short-term financial instruments, including cash and cash equivalents, short-term loans, accounts receivable, prepaid expenses, short-term borrowings, accrued expense and other current liabilities due to the short maturities of these instruments.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022are summarized in the table below.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$-	$-	$-	$-
Liabilities
Bonds with warrants	$-	$-	$3,346,222	$3,346,222

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$-	$-	$-	-
Liabilities
Bonds with warrants	$-	$-	$3,550,856	$3,550,856

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of as of September 30, 2023 and December 31, 2022.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 13 — SIGNIFICANT NON-CASH TRANSACTION

The company engaged in the following significant non-cash investing and financing activities for the nine months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stocks	$(385,056)	$-

For the nine months ended September 30, 2023, conversion to equity by offsetting short-term loan payables was $385,056, which reflected 309,430 shares of common stock issued and a decrease of $385,056 in short-term loan payables.

NOTE 14 — OTHER INCOME

The Company entered into an agreement with a creditor of HBC to pay such creditor 3,000,000 KDC in exchange for the extinguishment of $243,321 in debt. The Company accounts for such non-cash consideration at the effective date of agreement in accordance with the non-cash consideration guidance included in FASB ASC Topic 470, Debt (“ASC 470”), and FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). As a result, the Company recognized gain of settlement of debt of $236,425 for the nine months ended September 30, 2022.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 15 — OTHER

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 16 — SHARE CAPITAL

As of September 30, 2023, and December 31, 2022, Hanryu Holdings’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

On January 4, 2023, through March 8, 2023, warrants of $1,729,325, including $83,794 of the foreign exchange effect were exercised with an exercise price of $1.27 to purchase 1,427,653 shares of Common Stock.

In February and March of 2023, the Company closed two private placements solely to accredited investors (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 240,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $2,483,795 including $83,795 of the foreign exchange effect. The purchase price of the common stock purchased in the private placements is subject to adjustment to the price of the common stock sold in the Company’s IPO, such that additional common stock shall be issued to the purchasers if the price of common stock sold in the IPO is less than $10.00 per share, or the purchasers shall return common stock to the Company if the price of the common stock sold in the IPO is greater than $10.00 per share, in each case resulting in the purchasers purchasing an aggregate amount of $2,400,000 of Company common stock at the IPO price. The offerings were exempt from registration under Section 4(a)(2) of the Securities Act. The subscription agreements pursuant to which the common stock was sold to accredited investors contain customary representations and warranties of the Company and the investors and customary indemnification rights and obligations of the parties.

On March 24, 2023, warrants of $8,400 were exercised with an exercise price of $0.42 to purchase 20,000 shares of Common Stock.

On April 13, 2023, through May 4, 2023, warrants of $4,316,665 were exercised with an exercise price of $0.42 ~ $1.27 to purchase 4,066,666 shares of Common Stock.

On May 31, 2023, the Company completed a private placement to solely to an accredited investor (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 760,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $8,174,860 including $514,860 of the foreign exchange effect.

On July 31 2023, the Company consummated its initial public offering (the “IPO”) of 877,328 shares of Common stock at a public offering price of $10.00 per share, generating gross proceeds of $7,986,918 including ($786,362) of the foreign exchange effect. Net proceeds from the IPO was approximately $6.8 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.3 million.

The Company also granted the underwriters a 45-day option to purchase up to 131,599 additional shares (equal to 15% of the shares of Common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of Common stock equal to 5.0% of the aggregate number of Common stocks sold in the IPO (including shares of Common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing six months from the date of commencement of the sales of the shares of Common stock in connection with the IPO, at an initial exercise price per share of $10.00 (equal to 125% of the initial public offering price per share of class A common stock). No representative’s warrants have been exercised.

As a result, the total number of issued and outstanding shares of Common Stock issued increased from 45,416,942 to 52,808,589. Each holder of Common Stock is entitled to one vote for each share of Common Stock held at all meetings of stockholders.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Operating Leases

On September 15, 2023, the Company entered into a one-year lease agreement which expired on September 14, 2024. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the consolidated balance sheet in the amount of $111,541 as of September 30, 2023, and $118,362 as of December 31, 2022.

The Company has an operating lease agreement for a vehicle which was initially made on September 16, 2021, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is recorded as other asset in the consolidated balance sheet in the amount of $60,346 as of September 30, 2023, and $82,513 as of December 31, 2022.

The minimum payments under these leases for future periods are approximately as follows:

Year ending December 31, 2023	$32,682
Year ending December 31, 2024	106,701
Year ending December 31, 2025	25,962
$165,345

Expense related to these leases totaled approximately $94,614 for the nine months ended September 30, 2023.

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the condensed consolidated financial position or results of operations of the Company.

NOTE 18 — RELATED PARTY TRANSACTIONS

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

Short-Term payables from related parties

	September 30, 2023	December 31, 2022
Munjoong Kang maturing in February 2024	$6,038	$149,122
Changhyuk Kang maturing in April 2024	33,955	67,072
Donghoon Park maturing in April 2023 through January 2024	-	28,435
Siyoung Jang maturing in December 2023	-	78,908
Total	39,993	323,537

Siyoung Jang

On December 8, 2021, the Company and Siyoung Jang, one of our co-founders, entered into an interest-free, short-term borrowing agreement with a principal amount of $84,352, which matures on December 7, 2022. The Company received the amount of $84,352 in the form of cash. The Company and Siyoung Jang entered into an extension agreement, which matures on December 7, 2023.

On June 30, 2023, July 10, 2023, July 13, 2023, and September 5, 2023, the Company repaid all remaining short-term borrowings to Siyoung Jang, in cash.

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

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

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

On June 26, 2023, the Company repaid short-term borrowings in the aggregate amount of $2,317 to Mr. Park, in cash.

By September 30, 2023 the Company repaid all remaining short-term borrowings to Mr. Park, in cash.

The following table shows Donghoon Park’s loan payables balance in detail:

	September 30, 2023	December 31, 2022
Loan payables maturing in January 25, 2024 and May 24, 2024	$-	$-
Loan payables maturing in April 28, 2023	-	12,869
Loan payables maturing in August 28, 2023 through December 26, 2023	-	15,566
Total	-	28,435

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

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

The remaining amount of ($1,759) in outstanding balance as of September 30, 2023, compared to the balance as of December 31, 2022 was currency translation adjustment.

The following table shows Changhyuk Kang’s loan payables balance in detail:

	September 30, 2023	December 31, 2022
Loan payables maturing in October 26, 2023	$33,955	$35,509
Loan payables maturing in April 4, 2023	-	31,563
Total	33,955	67,072

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

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

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

On July 5, 2023, the Company repaid short-term borrowings in the aggregate amount of $37,180 to Mr. Kang, in cash.

The remaining amount of ($1,054) in outstanding balance as of September, 2023, was currency translation adjustment. The following table shows Munjoong Kang’s loan payables balance in detail:

	September 30, 2023	December 31, 2022
Loan payables maturing in May 12, 2023 through May 30, 2023	$-	$99,015
Loan payables maturing in July 29, 2023 through August 7, 2023	-	36,298
Loan payables maturing in October 17, 2023	-	4,340
Loan payables maturing in December 11, 2023	-	9,469
Loan payables maturing in February 26, 2024	-	-
Loan payables maturing in May 17, 2024	-	9,469
Loan payables maturing in May 25, 2024	6,038	-
Total	6,038	149,122

NOTE 19 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to September 30, 2023 through November 14, 2023 at which the condensed consolidated financial statements were prepared.

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

Although we anticipate expanding into additional entertainment genres, currently, the majority of FANTOO’s users are enthusiasts of Korean culture (“K-Culture”), also known as the “Korean Wave.” The growing popularity of the Korean Wave has historically been driven by social networking services and online video sharing platforms. Through these channels, the dispersion and exportation of Korean arts, music and entertainment has grown rapidly from a regional influence into a global appreciation of South Korean culture. The expansion of the Korean Wave into a global phenomenon provides a significant opportunity to unite fans across the globe within the FANTOO platform. We aim to become a leading global platform for fans who are passionate about the Korean Wave, eventually expanding into other areas of fandom. Since the FANTOO platform launch in May 2021, its user base has exceeded 27 million users.

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

In the long term, we expect the majority of our revenue will be generated from commissions from user-to-user transactions. Deriving revenue from user-to-user transactions gives our platform an advantage over other existing platforms that primarily rely on advertisement sales. We recognize both the creative power and purchasing power of our users and fans in general, and as such, we designed our platform to maximize the economic effects of FANTOO users. Since May 2021, we have experienced a significant growth in the number of FANTOO users, with our current user base exceeding 27 million users.

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

Results of Operations

Three and nine months Ended September 30, 2023 Compared to three and nine months ended September 30, 2022

The following table  sets forth a summary of our statements of operations for the three and nine months ended September 30,2023 and 2022:

	Nine months ended
	September 30,		Increase / (Decrease)
	2023	2022	$	%
Revenue	$1,347,975	$904,040	$443,935	49%
Cost of Revenue	832,915	463,586	369,329	80%
Gross Profit	515,060	440,454	74,606	17%

Operating Expense
Marketing and advertising expense	1,914,786	302,688	$1,612,098	533%
Research and Development	277,624	231,697	$45,927	20%
General and administrative expense	7,663,382	5,183,728	$2,479,654	48%
Total operating expense	9,855,792	5,718,111	$4,137,681	72%

Total Other Income (Expense)	176,906	238,839	$(61,933)	(26)%

Net Loss	$(9,163,826)	$(5,038,818)	$(4,125,008)	82%

	Three months ended
	September 30,		Increase / (Decrease)
	2023	2022	$	%
Revenue	$713,763	$748,661	$(34,898)	(5)%
Cost of Revenue	$441,842	$393,355	48,487	12%
Gross Profit	$271,921	$355,306	(83,385)	(23)%

Operating Expense
Marketing and advertising expense	$1,081,986	$118,231	$963,755	815%
Research and Development	$45,881	$152,212	$(106,331)	(70)%
General and administrative expense	$2,688,391	$1,532,310	$1,156,081	75%
Total operating expense	$3,570,976	$1,802,753	$1,768,223	98%

Total Other Income (Expense)	$(194,481)	$26,319	(220,800)	(839)%

Net Loss	$(3,104,574)	$(1,421,128)	$(1,683,446)	118%

	Nine months ended		Three months ended
	September 30,		September 30p
	(as a percentage of revenues)		(as a percentage of revenues)
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of Revenue	62%	51%	62%	53%
Gross Profit	38%	49%	38%	47%

Operating Expense
Marketing and advertising expense	142%	33%	152%	16%
Research and Development	21%	26%	6%	20%
General and administrative expense	569%	573%	377%	205%
Total operating expense	731%	633%	500%	241%

Total Other Income (Expense)	13%	27%	(27)%	0%

Net Loss	(680)%	(557)%	(435)%	(193)%

We have generated revenue from the FANTOO platform, and we have started to generate contents sales through FNS and Hanryu Times through other platforms, including third party news agencies and YouTube. While the FANTOO platform itself has not yet generated revenue enough, we began implementing our business plan and commenced distributing content to build up and raise brand awareness. Revenue for the nine months ended September 30, 2023 was $1,347,975, as compared to revenue of $904,040 for the nine months ended September 30, 2022. This increase of $443,935 was due to $891,389 in advertising and content sales through FANTOO platform and FNS even if service sales is decreased from $788,284 to $0

Cost of Revenues

Cost of revenue for the nine months ended September 30, 2023 and 2022 was $832,915, and $463,586, respectively. The substantial increase in cost of revenue is principally due to the substantial increase in revenue reported during the nine-month period ending September 30, 2023, compared to the corresponding period in 2022.

Operating Expense

Marketing and Advertising

Marketing and advertising expense for the nine months ended September 30, 2023 was $1,914,786, as compared to $302,688 for the nine months ended September 30, 2022. The increase is due to the launch of the FANTOO platform, and the costs associated with promoting the newly launched FANTOO platform to targeted users.

Research and Development

Research and development expense for the nine months ended September 30, 2023 was $277,624, as compared to $231,697 for the nine months ended September 30, 2022. The increase in research and development expense is primarily due to the increase in the Company’s research personnel related cost as a result of the Company’s focus on the upgraded version of FANTOO app as of September 22, 2022.

General and Administrative

General and administrative expense for the nine months ended September 30, 2023 increased $2,479,654 or 48%, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in commissions and consulting costs of $2,413,706, an increase in travel expense of $902,995. The substantial increase in general and administrative expense is principally attributable to the increase in consulting costs and Travel expense as required for Initial Public Offering of the company to support the growth of the FANTOO platform.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2023 was $176,906 an decrease of $66,231, or 27%, as compared to the nine months ended September 30, 2022, which was primarily driven by $236,425 recognized due to the extinguishment of debt during the six months ended September 30, 2022.

Liquidity and Going Concern

Our primary uses of cash are for operational expenditures, and our main sources of liquidity have been cash flows from borrowings from related parties and third parties, and sales of common shares.

On January 4, 2023, through March 8, 2023, warrants of $1,729,325 were exercised with an exercise price of $1.27 to purchase 1,427,653 shares of Common Stock.

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

On April 13, 2023, through May 4, 2023, warrants of $4,316,665 were exercised with an exercise price of $0.42 ~ $1.27 to purchase 4,066,666 shares of Common Stock.

On May 31, 2023, the Company completed a private placement to solely to an accredited investor (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 760,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $7,600,000.

In July 2023, the Company consummated its initial public offering (the “IPO”) of 877,328 shares of its class A common stock at a public offering price of $10.00 per share, generating gross proceeds of $8,174,860. Net proceeds from the IPO were approximately $6.8 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.9 million.

We believe that expected cash flow from operations and the proceeds from the IPO will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

Summary of Cash Flows

The following table summarizes changes in cash for the nine months ended September 30, 2023 and 2022:

	2023	2022
Statement of Cash Flow Data:
Net cash used in operating activities	$(11,444,953)	$(3,421,125)
Net cash (used in) provided by investing activities	(1,281,103)	1,445,741
Net cash provided by financing activities	23,566,502	1,715,561

Cash Flows from Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2023 was $11.444.953, which primarily reflected our net loss of $9,163,826, net of adjustments to reconcile net loss to net cash provided by operating activities of $460,811 which included a depreciation charge of $270,526. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course. Net cash used in operating activities for the nine months ended September 30, 2022 was $3,421,125, which primarily reflected our net loss of $5,038,818, net of adjustments to reconcile net loss to net cash provided by operating activities of $122,489, which included a depreciation charge of $163,917, and excluded $236,425 of non-cash other income for a gain on the extinguishment of debt. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities.

Our net cash provided in investing activities was $1,281,103 for the nine months ended September 30, 2023, representing an decrease of $2,726,844, or 188.61%, as compared to $1,445,741 of cash used in investing activities for the nine months ended September 30, 2022. This decrease was driven by a $5,700,469 decrease in repayment of short term loan receivables and $722,209decrease in purchase of property.

Cash Flows from Financing Activities.

Our net cash provided by financing activities was $23,566,502for the nine months ended September 30, 2023, consisting of a $18,260,395 increase in cash proceeds from issuing of common stock, a $5,719,579 increase in cash proceeds from exercising warrants, partially offset by a $332,853 and $2,438,828 decrease in repayments of short-term loan payables and short-term loan payables from related parties respectively. Our net cash provided by financing activities was $1,715,561 for the nine months ended September 30, 2022, consisting of a $219,980 increase in cash proceeds from short-term loan receivables, a $777,918 increase in cash proceeds from short-term loan receivables from related parties, a $1,409,489 increase in cash proceeds from exercising warrants, partially offset by a $14,974 and 676,852 decrease in repayments of short-term loan payables and short-term loan payables from related parties respectively.

Convertible Debt.

As of September 30, 2023, the remaining outstanding principal amount of bonds with warrants was approximately $3,346,222. There was no issuance of bonds with warrants for the six months ended September 30, 2023. A $204,634 decrease in bonds with warrants compared to the balance of $3,550,856 as of December 31,2022 was due to currency translation adjustment.

Contractual Obligations

The following table summarizes our fixed contractual obligations and commitments (in millions) as of September 30, 2023:

	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Payments Due
Operating leases	165,345	32,682	132,663	-	-
Total	$165,345	32,682	$132,663	-	-

The Company has an operating lease agreement for a vehicle, which was entered into on September 16, 2021 by HBC, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is $109,578 as of September 30, 2023, and $116,279 as of December 31, 2022.

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

Translational

Our functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiaries, Hanryu Bank, FSN, K-commerce, Marine Island, FANTOO entertainment and Hanryu Times, which are our primary operating subsidiaries, is the KRW. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the condensed consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $80,822 and a change in net loss of $621,500 for the year ended December 31, 2022. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $122,543 and a change in net loss of $833,075 for the nine months ended September 30, 2023.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2023 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 31, 2023. As a result, this Quarterly Report does not address whether there have been any changes in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not made any sales of unregistered equity securities during the quarterly period ended September 30, 2023.

In August 2023, the Company consummated its initial public offering (the “IPO”) of 877,328 shares of its class A common stock at a public offering price of $10.00 per share, generating gross proceeds of $7,986,918 pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-269419), which was declared effective by the SEC on July 31, 2023. Aegis Capital, Corp., acted as the representative of the underwriters of the IPO. After deducting underwriting discounts and commissions and other offering expenses payable by us, we received approximately $6.8 million in net proceeds from the IPO.

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

Hanyru Holdings, Inc

Signature	Title	Date

/s/ Changhyuk Kang	Chief Executive Officer	November 17, 2023
Changhyuk Kang	(Principal Executive Officer)

/s/ Juhyun Shin	Chief Financial Officer	November 17, 2023
Juhyun Shin	(Principal Financial and Accounting Officer)