Form 10-K
period 2023-12-31
Hanryu Holdings, Inc.
filed 2024-07-16
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number: 001-41763

Hanryu Holdings, Inc

(Exact name of registrant as specified in its charter)

Delaware	7370	88-1368281
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

160, Yeouiseo-ro,

Yeongdeungpo-Gu, Seoul

Republic of Korea, 07231

+82-2-564-8588

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.001 par value per share	HRYU	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common ctock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for Class A Common Stock on June 30, 2023, as reported on the Nasdaq Stock Market was N/A.

As of July 15, 2024, there were 52,808,589 shares of Class A Common Stock, par value $0.001 per share of the registrant issued and outstanding.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated, Hanryu Holding, Inc, together with its consolidated subsidiaries, is hereinafter referred to as “Hanryu Holdings” “us,” “we,” “our,” or the “Company.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but not exhaustive. New risk factors and uncertainties not described here or elsewhere in this Report, including in the sections entitled “Risk Factors,” may emerge from time to time. Moreover, because we operate in a competitive and rapidly changing environment, it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

The forward-looking statements are also subject to the risks and uncertainties specific to our Company, including but not limited to the fact that we have no operating history as a public company. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I

Item 1. Business.

Overview

Hanryu Holdings, Inc., a Delaware corporation (“Hanryu Holdings”), along with our wholly owned operating subsidiaries, Hanryu Bank Co., Ltd. (“HBC”), FNS Co., Ltd. (“FNS”), and Marine Island Co., Ltd. (“Marine Island”), incorporated under the laws of the Republic of Korea (collectively, the “Company”, “we”, “us”, or “our”), is the creator of the engaging and innovative social media platform, “FANTOO”. FANTOO connects users around the world that share similar interests by providing distinctive service offerings, technologies, applications, and websites. Through FANTOO, we provide a global multi-media platform for our users to interact with other like-minded users, to share their appreciation of various types of entertainment and cultures, create their own content, enjoy other users’ content, engage in commerce, and experience a “fandom” community we believe is unlike any other.

FANTOO leverages the growing groups of fans with similar interests, known as “fandoms,” in order to tap into the “Fandom Economy” and monetize the growing fandom community. Through fandoms, fans have expanded the scope of their spending on their interests in a variety of ways, including purchasing advertisements, manufacturing and/or purchasing merchandise, and enthusiastic social media promotion. With the rise of social media platforms, fans are no longer passive consumers of content, but are actively sharing ideas and acting as producers and content creators. Furthermore, fandom is now easier to access than ever due to connectivity through social media platforms provided by mobile devices and applications. We believe these characteristics of fandoms have opened up the possibility for FANTOO to make an impact in this market, both for the Company and FANTOO’s users.

While the majority of our current users are enthusiasts of Korean culture (“K-Culture”), also known as the “Korean Wave,” or “Hanryu,” we do anticipate expanding into additional entertainment genres as the FANTOO platform grows. The growing popularity of the Korean Wave has historically been driven by social networking services and online video sharing platforms. Through these channels, the dispersion and exportation of Korean arts, music and entertainment has grown rapidly from a regional influence, into a global appreciation of K-Culture. The expansion of the Korean Wave into a global phenomenon provides a significant opportunity to unite fans across the globe within the FANTOO platform. Through FANTOO, we aim to become a leading global platform, connecting fans across the globe, allowing fans to consume, create, and be rewarded for their activity related to their “fandom” within the FANTOO platform.

We believe an opportunity exists for FANTOO to become an industry leader in fandom platforms and content creation by exploiting the current market sentiment that we believe treats fandoms and fans only as a group of passive consumers, despite the fans’ contributions. Other platforms and social networks often fail to meet the needs of their users, as such platforms offer limited products and services. We believe that this failure to meet user needs causes other platform’s users to look elsewhere for products and services that reflect their interests. Furthermore, other platforms and applications either do not provide rewards for user contributions, or do not provide rewards to users simply for being active within the application or platform. FANTOO is an all-in-one platform that fills this void. Through its well-designed ecosystem, FANTOO not only supports fans’ interests in entertainment and entertainers, but also provides in-platform economic rewards in return for users’ contributions. These in-platform rewards, called FP can then be accumulated and used to pay FANTOO or other users for goods and services within the FANTOO platform. We believe the services and offerings within the FANTOO Platform will result a growing “Fandom Economy” that benefits both our Company and fans across the globe.

In July 31, 2023, the Company consummated its initial public offering (the “IPO”) of 877,328 shares of its class A common stock at a public offering price of $10.00 per share, generating gross proceeds of $8,773,280. Net proceeds from the IPO were approximately $7,708,016 after deducting underwriting discounts and commissions and other offering expenses of approximately $1,065,264.

The Company granted the underwriters a 45-day option to purchase up to 131,599 additional shares (equal to 15% of the shares of class A common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of class A common stock equal to 5.0% of the aggregate number of shares of Class A common stock sold in the IPO (including shares of Class A common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing six months from the date of commencement of the sales of the shares of Class A common stock in connection with the IPO, at an initial exercise price per share of $12.5 (equal to 125% of the initial public offering price per share of class A common stock). No representative’s warrants have been exercised.

On August 1, 2023, the Company’s stock began trading on the Nasdaq Capital Market under the symbol “HRYU”

On December 28, 2023, HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce,

FANTOO

FANTOO has become a globally recognized platform for providing an amazing and active community among people that have an interest in K-POP and modern Korean culture. The multifaceted nature of the Company’s operations has solidified the business’ reputation as one of the preeminent platforms for fandom. FANTOO’s users are able to seamlessly interact with each other to discuss exciting K-POP topics.

FANTOO allows fans to interact within their fandoms and discuss these interests, create and share content, and interact through a number of channels, including (i) secure, direct messaging, (ii) open social pages, and (iii) virtual spaces (“FANTOO Clubs” or “Clubs”). FANTOO Clubs concentrate on a specific topic, allowing moderators to control the Club functions, and the Club members to aggregate their FP rewards. Integrated within each FANTOO Club is a “Club Vault,” a service provided by FANTOO that allows the individual members of a Club to donate their personal FP to an account held by the Club. The Club Vault allows the Club’s members to aggregate their FP and increase their purchasing power. This increase in purchasing power allows the Club’s individual users to more rapidly accumulate FP and pool their rewards with other users, in order to purchase services such as fan events or the ability to live stream a concert from their favorite band. Decisions regarding the use of the accumulated FP within the Club Vault are determined by a vote of the Club members.

Our users are the core of our business. We provide our users with customized experiences, including unique interactions within the FANTOO community. FANTOO algorithms curate individual user experiences, recommending content, clubs to join, users to connect with, and enabling users to subscribe to keywords and access automatic content geared toward their interests. Through these services, FANTOO provides the fandom community a way to stay connected and up to date with their fandom communities.

FANTOO further offers each user the ability to freely create, upload, and monetize their own content by earning in-platform rewards of FP. FANTOO removes language barriers, providing live chat ability between users worldwide, and global access to platform content, as the FANTOO platform supports automatic, real-time translation services for 17 languages. FANTOO also offers a fast, secure, and easy-to-use commerce and user-to-user transaction system. These unique features will allow FANTOO to generate user loyalty, maintain user interest in the platform, and attract new users.

For growth, we intend to develop short content (two minutes) that will focus on interesting pop music and cultural topics. These videos will be distributed through FANTOO while concurrently being shown on third party social media platforms and video sharing websites. This new aspect of growth is important for a few reasons. First, it will further enhance the strength of the FANTOO community by fostering a greater degree of engagement. Second, it will allow for greater visibility for K-POP on a global basis. Management will continue to expand this aspect operations through the life of the business.

THE FANTOO ECOSYSTEM

We designed FANTOO as an ecosystem that is easy for users to adapt and use all features throughout the platform, and for us to develop and roll-out new technologies and functionality. FANTOO’s launch included a rollout of our messenger, community and club technologies, along with our reward system for users, as described below. Since FANTOO’s launch in May 2021, the FANTOO platform has attracted more than 26.6 million users, as of December 31, 2023, from the regions in the chart below:

The main age groups that compose our use base are the 20-29-year age group, and 30-39-year age group, as set forth in the chart below:

The combined age groups of 20-39 years have the highest purchasing power among commercial and entertainment industries, and accounts for more than 80% of all FANTOO users, with a median age of 27 years old. FANTOO is available to individuals 12 years and older and has an age restriction set that will not allow users under the age of 12 to sign up.

User Reward System

The reward system is the basis of FANTOO ecosystem. Users earn FP based on: (i) the level of each user’s activity within the FANTOO platform; and (ii) the revenue we derive from FANTOO’s advertising sales. At midnight of each day, all advertising revenue for that day is accumulated, and 50% of that day’s total net advertising profits are distributed as FP to users, based upon their level of contribution within the FANTOO platform. From the 50% of profits that are distributed to users as FP, approximately 30% of the distribution of rewards will go to users who are content creators, and the remaining 20% will be issued to general users who participate on the platform. For the purposes of calculating advertising profits allocated for user rewards, the amount of FP issued will be exchanged at a ratio of one FP for every 100 Korean Won. For the avoidance of doubt, the issuance of FP from advertising revenue is limited to advertising revenue generated within the FANTOO platform, and the Company may earn revenue from advertising outside of the FANTOO platform that would not result in the issuance of FP.

Fantoo Point (“FP”)

FP is a measurement of reward points within the FANTOO platform. Accruing FP allows users to redeem FP for a wide variety of products and services within FANTOO, including content from other users and artists available on FANTOO, K-Culture merchandise, and more. FP will be stored and quantified as rewards point within the FANTOO platform under the in-platform reward system structure that consists of (i) the Company’s FP reserve account, (ii) the Company’s active account for collected advertising revenue which was converted into FP and ready to distribute to users based on user contributions to the FANTOO platform, (iii) the Company’s recycled FP account, which stores FP after being spent by users to make purchases within the application, and (iv) each user’s individual account stores. The value of FP is set at a fixed ratio of 1:100 FP to Korean Won. The Company does not intend to repurchase FP from users now or in the future. FP does not expire, and FP that is not redeemed by a user will accumulate in such user’s account unless and until such user deactivates their account, at which time such FP will be forfeited and moved to the Company’s reserve account for redistribution.

FP Storage and Security

FP are stored and managed through a database that is separate and apart from other databases used to store and manage other FANTOO app data. The separate FP database is operated to ensure maximum data confidentiality by minimizing access to the database and limiting the number of individuals who are able to access such database. Access to the database is limited to permitted IP bands, and the backup function of the cloud service used to store data can be restored within a few hours in the event of a disaster recovery event such as a server failure.

User-to-User Interactions

We developed FANTOO to include numerous opportunities for our users to engage with the platform, including clubs, community forums, chat functions, and functionality to create user-generated content, each of which are intended to build the FANTOO brand and deepen the loyalty of our users.

FANTOO Clubs

FANTOO Clubs are user-created based upon areas of interest in order to link users across the globe and create friendships. Users have the ability to create clubs based upon topics of their own choosing, such as favorite artists, television series, movies, video games, sports, and more. A club can be customized by its moderator according to various policies and preferences to cultivate a close group of users based upon a shared culture. Integrated within each FANTOO Club is a “Club Vault,” a service provided by FANTOO that allows the individual members of a Club to donate their personal FP to an account held by the Club. The Club uVault allows the Club’s members to aggregate their FP and increase their purchasing power. This increase in purchasing power allows the Club’s users to more rapidly accumulate FP and pool their rewards, in order to purchase services such as fan events or the ability to live stream a concert from their favorite band. Decisions regarding the use of accumulated FP within the Club Vault are determined by a vote of the Club members.

FANTOO Communities

FANTOO communities are open forums where user-generated content is socially promoted and curated by FANTOO users. Once user requests for a community based around a certain topic exceed a pre-determined threshold, the FANTOO platform will create such a community based upon the users submitting the requests.

FANTOO Chats

Real-time multilingual translation capability, currently offered in 17 languages, allows both private messages and open chats via the FANTOO chats function without language barriers. Messages and chats are protected utilizing end-to-end encryption to prevent leakage of personal information. End-to-end encryption is a system of secured communication to prevent third parties from accessing chat messages, increasing the level of security.

Content

User-Created Content. Core to our business is moving into a user-based content creation model that allows users varying ways to create and sell fandom content to other FANTOO users, including the content types described below:

●	Fanart is artwork created by fans relating to artists, movies, and dramas they like.

●	Web Novels are user written novels, uploaded by users to the FANTOO platform. Readers can make comments at very specific areas within the novel. Novels can be viewed in the language of each user’s choice. If the desired language is not available, users can request or suggest the corresponding language translation. Through the process of “translation matching”, writers can search for translators while translators can ask writers for permissions to obtain the right to translate their stories. Once the writer and translator approve and consent, these translated stories can be sold to users. Any profit will be distributed automatically by FANTOO based on their prior agreement.

●	Webtoons are user-created digital comics, uploaded by users to the FANTOO platform. Users can also buy and sell user-translated copies of these webtoons through the “translation matching” services referenced above, allowing users across the globe to enjoy their favorite webtoons in their own language.

●	User-generated content also includes any other content created and sold by FANTOO users, such as the FANTOO shop offerings described below.

Company-Created Content. FANTOO original content. The Company also creates and distributes its own content. Content is distributed within the FANTOO platform both for free and for sale for premium content. The Company currently has 25 key employees broken up into a number of content-creating teams that cast entertainers for creating original video content, primarily uploaded on FANTOO TV within the FANTOO platform. As the business grows, the Company intends to hire more employees and produce high-quality content that engages the users into the FANTOO platform. In addition to the content types similar to the categories listed above for user-generated content, FANTOO original content also includes:

●	FANTOO original shows and web series are shows and web series produced by FANTOO. This original content is exclusively available on the FANTOO platform. From time-to-time, we may sell such content for distribution on other third-party channels and platforms.

●	Concerts are hosted by FANTOO for its users across numerous musical genres, from Korean pop to independent music, in venues of all sizes, from stadiums to small stages. Users that cannot attend these concerts in person can access these concerts on FANTOO via our online streaming service, and tickets can be purchased, using FP or cash, in the FANTOO Shop, also known as the “Fanshop.”

Third Party Content. Third party content includes content from trusted third-party media companies. Third party content can be uploaded to FANTOO pursuant to certain agreements between the Company and third-party providers. These articles and videos are provided in real time, with automatic translation support in 17 languages.

FANTOO Fanshop

The FANTOO Fanshop is the e-commerce service provided through the FANTOO platform to its users. Through the Fanshop, users can purchase various items directly from FANTOO, such as gifts for artists, pre-paid cards, concert tickets, and other fandom goods using FP or cash. To the extent that items are purchased by the Company to sell within the FANTOO Fanshop, the Company uses cash to purchase the products and then lists the items in the Fanshop. The Fanshop will also offer a video commerce service, intended to be an online version of traditional home shopping networks on cable television. For example, users can purchase items relating to their favorite K-pop artist, such as the artist’s latest album, at the same time such user is streaming the artist’s live event.

Within the Fanshop, FANTOO users can also participate in user-to-user transactions, such as selling or purchasing the following:

●	Emojis used within chats on the FANTOO platform. Users have the ability to create emojis and register them in the Fanshop to generate sales by selling them to other users, generating FP in such transactions.

●	Augmented reality (“AR”) filters used in videos within the FANTOO platform. Users have the ability to create and sell registered AR filters within the Fanshop to other users.

●	Digital stickers used within the FANTOO platform. Users have the ability to create and sell registered digital stickers within the Fanshop to other users.

For both user-to-user transactions and transactions with the Company, payment can be made either by credit card through a secure, third-party payment system built into the FANTOO platform, or by settling the total with the use of FP. Sales settled in FP will be charged a transaction fee based upon the specific item sold, ranging between 7% to 15% of the sale price. For user-to-user transactions, the selling user receives the proceeds upon the purchaser’s confirmation of receipt of the good sold.

If the item sold in the user-to-user transaction requires shipping, the Company intends on partnering with providers such as Qxpress to provide shipping services for which the fee will be bundled into the total transaction cost. Alternatively, users can ship the item directly using another third-party shipping service.

Also, Hanryu Holdings set up international logistic service for FANTOO with partners. The operations of the Epic eCommerce platform will catapult the income of Hanryu Holdings. This is state -of-the-art eCommerce marketplace will allow for substantial revenues to be produced by facilitating sales among companies that want to provide their inventories to the FANTOO user base. The platform will provide a complete end-to-end sales and logistics solution for enrolled users.

This new Business unit will integrate a full ordering management system (OMS), cross border shipping management tools, and seller shipping tools, It will fine an immense audience, on a global basis, among companies and independent entre preneurs that are seeking to target younger demographics with their products. The benefits of using this system include:

●	Sell globally with one origin

●	Duty-free for eCommerce orders

●	Provide guidelines for eCommerce customs clearance

●	Various shipping options to choose and create last-mile labels from our system

●	Fast international shipping and reduced costs

●	Provide local fulfillment services to various countries

●	Customs clearance status

●	Shipment tracking system

The key markets that Management will target for Epic’s operations include:

●	South Korea

●	Hong Kong

●	Japan

●	Malaysia

●	Singapore

●	Thailand

●	Indonesia

●	Taiwan

OUR OPPORTUNITY

With the global explosion of the Korean Wave, K-Culture has become widely influential throughout the world, creating a significant and sustainable industry in which the Company operates. According to a study by the Korea Foundation and the Korean Ministry of Foreign Affairs (“KMFA”) regarding the growing economic effects of the K-Culture industry, K-Culture generated approximately $21.5 billion in global revenue in 2019, prior to the occurrence of the COVID-19 pandemic. This study further found that K-Culture influence was ranked No. 7 worldwide in 2021, and that the number of K-Culture fans increased from approximately 35.6 million in 2015 to 156.6 million in 2021. The chart below sets forth the location and approximate growth and numbers of K-Culture fans globally.

Currently, China has the largest number of K-Culture fans with 86.32 million, followed by the United States with 16.69 million K-Culture fans. Due to regulatory concerns regarding data protection and privacy within China, the Company will not expand its business into China in order to protect the privacy of the Company’s users. For the avoidance of any doubt, the Company does not have customers in, does not otherwise provide products or services in, and restricts user access to individuals in China (including Hong Kong and Macau). See “Risk Factors — Our decision not to provide products and services and to restrict user access in China (including Hong Kong and Macau) will limit our total addressable market and may limit our ability to grow our business” for additional information. Following China and the United States in K-Culture fans are: Thailand with 14.8 million fans, Russia with 5.69 million fans, Vietnam with 4.12 million fans, Argentina with 2.9 million fans, Canada with 1.96 million fans, India with 1.35 million fans, Chile with 1.12 million fans, Turkey with 0.98 million fans, Jordan with 0.98 million fans, Australia with 0.93 million fans, Italy with 0.75 million fans, France with 0.57 million fans, Egypt with 0.55 million fans, Japan with 0.34 million fans, Saudi Arabia with 0.30 million fans, and other countries spread throughout the globe with a total of 16.2 million fans.

The continued and multifaceted spread of K-Culture is exemplified by the approximately 100 million people that practice the Korean traditional martial arts of Taekwondo. According to a study by the Korean Foundation for International Cultural Exchange (“KOFICE”), K-Culture contributed over $10.0 billion in Korean exports in 2020, representing an increase of 8.8% over 2019, even with the damaging economic effects of the COVID-19 pandemic. The global purchasing power of K-Culture was at $124.3 billion in 2020, based on the 2021 report by Korea Creative Content Agency (“KOCCA”)

Further propelling K-Culture is the significant number of the global population using mobile phones with access to social media platforms. The consistent and ongoing growth of mobile users globally provides an ever-increasing potential user-base for the FANTOO platform. More than two-thirds of the world’s population uses a mobile phone today, with an increase in mobile phone users of 4 million over the past 12 months. Studies by the KMFA and KOFICE show that online and mobile platforms were the most common channels for global fans to access K-Culture content. As such, FANTOO is positioned to capture the opportunity of a market that is both increasing in the number of users and the amount of content each user consumes.

With the ongoing COVID-19 pandemic and associated restrictions on travel and attendance at live performances, the FANTOO platform can provide fandom users access to virtual concerts, for which attendees must pay admission to “attend” by viewing online. Among the virtual concerts held across a number of platforms, BTS’s first online concert, entitled Bang Con: The Live, received 756,000 views from over 107 countries, which according to the Guinness Book of World Records, set a new world-record for the most live-stream attendees at a virtual music concert on a custom social media platform. According to Grand View Research, these remarkable achievements led to the rapid expansion of the global virtual events market, resulting in a global market value of approximately $94.0 billion in 2020, with the market value of the global virtual events expected to reach approximately $504.8 billion by 2028. We believe our strong partnerships with the largest associations within the Korean entertainment industry will increase our visibility and market share within the virtual events market, providing even more value to users of FANTOO.

OUR VALUE

We focus on providing user-centric services to provide a single platform that can address and satisfy the interests of fans within FANTOO. FANTOO will enrich users fandom experience by providing an all-in-one platform for fandom content, including news, popular culture, discussions, live shows, and fan creativity. FANTOO is currently available in 17 languages, with real-time translation services. These real time translation services enable our users to communicate with each other across the globe without language barriers. For languages that are not available for real-time translation, FANTOO provides a solution through the use of translation matching services among users. Through the translation matching services, FANTOO ensures that content is accurately translated and available to a greater number of global fans in their own languages. In addition, FANTOO further allows users to freely create and monetize their own content, enabling fast and secure user-to-user sales.

Within FANTOO, our reward system ensures users are rewarded with FP for staying active and creative within the platform, as well as attracting new users. The more FP a user earns, the more purchasing power the user has within the FANTOO platform, allowing users to purchase goods and/or services within the FANTOO platform either directly from us or from other users.

OUR STRENGTHS

We differentiate ourselves from competing social networks through the power of a fully-integrated platform and established partnerships with leaders in the entertainment industry within South Korea. Our platform and partnerships enable our users to create clubs, communities, and gather over similar fandoms, all while monetizing their content and contributing to the FANTOO platform experience. Our core strengths include the following:

●	Value Creation Through Direct Sales Revenue. We intend to derive revenue from multiple revenue sources, including: (i) advertising revenue, which includes advertisement sales through the placement of banners, splash advertising, pop-up advertisement within the platform, in-platform promotions, branded content productions, and other FANTOO produced programs; (ii) content sales revenue as FANTOO continues to produce original content, such as web series, sold to FANTOO users or otherwise licensed to other third party media services; and (iii) the sale of e-commerce goods through FANTOO’s Fanshop, including the latest fandom goods and concert tickets.

●	Value Creation Through Revenue Derived From User Activity. We intend to generate revenue from the sale of goods and/or services within the FANTOO platform from one user to another. Revenue is derived from user-to-user sales as follows: (i) from the sale of emojis and online stickers, from which we will collect 30% of the price paid by the purchaser, with the remaining 70% being remitted to the seller; (ii) from web novels and webtoons. If posted for free, the creator will only receive rewards in FP in relation to the number of views and likes; however, if the creator charges for the content, we intend to collect 30% of the price paid by the user, with the remaining 70% being remitted to the seller; (iii) users can offer the service of translation matching, where a user offers to translate another user’s content for a commission (in either cash or FP), and the parties agree to split the sales revenue from the translated content at a pre-determined ratio, for which we will collect 30% of each sale, and remit the remainder to the creator and translator based on a split determined by the parties; and (iv) for transactions between users involving tangible goods or other non-platform based fandom items (such as concert tickets), we intend to charge a fee of 3.5% of the total value of the transaction at the time of sale.

●	FANTOO’s Direct Advertising Platform. We intend to directly engage with our advertisers. Without the need for third-party engagement, we can leverage the FANTOO platform to better understand advertisers and their expectations, ensuring we can create highly curated advertising products that will promote high levels of engagement and sales conversions for advertisers. We believe this will increase advertising revenue and build sustainable relationships with advertisers, while concurrently increasing the attractiveness of the FANTOO platform to new advertisers and users interested in the products advertised within the FANTOO platform.

●	Industry Leading Privacy and Safety. Privacy and safety is provided by the FANTOO platform through the implementation of artificial intelligence (“AI”).

●	High User Engagement. We intend to drive user engagement by offering a one-stop fandom platform and by offering an in-platform reward system. These features are intended to allow the FANTOO platform to keep and maintain a highly engaged user-base, loyal to the FANTOO platform and its brand. This brand loyalty will assist by reducing the Company’s advertising costs by replacing it with non-paid platform promotion through the word-of-mouth of its current user base.

OUR GROWTH STRATEGY

Our core strategy is to pursue initiatives that promote the viral growth of our user base, and in doing so, drive advertising revenue, user-generated revenue, and create other revenue streams. Our focus on user acquisition and retention provides the primary lens to view our plans for community growth, engagement, and long-term brand equity.

●	Attracting Global Users. Our core business strategy is to promote the FANTOO platform and grow our global user base, which will drive revenue growth by increasing advertising revenue and user activity-based revenue.

●	Broaden Product and Service Offerings. Within the FANTOO platform our objective is for users to benefit from a wide range of products and services offered, and we intend to continuously expand our product and service offerings as the user-base and revenue grow. Broadening our product offerings will ensure FANTOO grows along with the fandom community in which it operates, eventually creating a one-stop platform for our users across all fandoms.

●	Continued Research and Development. We intend to continue to invest in developing and implementing the newest technologies to ensure a better and more secure user experience compared to other social media platforms.

●	Development of Intellectual Property. We intend to develop our own intellectual property assets based upon user-demand and data analysis from the FANTOO platform. Since the intellectual property developed from user-data will be based on user-demand, we believe that any new intellectual property will facilitate user engagement and growth.

●	Expansion to Other Fandoms. We intend to expand FANTOO outside of the K-Culture fandom, and into other fandoms across an expansive number of entertainment types and cultures. Users will be able to easily transition between different fandom clubs and communities, and seamlessly access the newest trends and popular cultures. This anticipated expansion is intended to make FANTOO a platform that can evolve with, and fully integrate, all fans utilizing the FANTOO platform, regardless of the continuous rise and fall of popular culture trends.

Our growth strategy, based on the current services offered on FANTOO and scheduled future services, is illustrated as follows:

OUR MARKETING STRATEGY

We intend to market our platform to users through media ads, promotions, campaigns, referrals, and other similar initiatives. Currently, we focus on our core target in K-Culture, and specifically, the K-pop fandom. We intend to achieve user growth by utilizing the following strategies:

●	Localized Marketing Efforts. As we intend to capture a larger percentage of the global fandom market, we will need to effectively develop marketing for each region’s fandom community. This will require localized marketing efforts for regional marketing to be successful. We believe we can successfully develop regional marketing results by: (i) partnering with local content creators to create regional-specific marketing; and (ii) partnering with local advertising agencies to develop advertising campaigns that will attract regional users. It is important for us to localize our services and marketing strategies in order to expand our business in the U.S. Therefore, we plan to set up branches in the U.S. in the first half of 2023, and plan to hire around 20 developers to localize the services of FANTOO. We also plan to work with U.S. marketing experts and cooperate with marketing agencies to reach U.S. audiences through online marketing, sponsoring advertisements, and holding various user-engagement events and promotions in the major cities in the U.S. When we believe the operation in the U.S. is settled, we will set up a branch office in the United Kingdom for further expansion into Europe. The Company currently has no intention of expanding into China due to the Chinese government’s unofficial ban on K-Culture as well as official ban on all foreign social media platforms. Additionally, due to regulatory concerns regarding data protection and privacy within China, the Company will not expand its business into China in order to protect the privacy of the Company’s users. For the avoidance of any doubt, the Company does not have customers in, does not otherwise provide products or services in, and restricts user access to individuals in China (including Hong Kong and Macau). See “Risk Factors — Our decision not to provide products and services and to restrict user access in China (including Hong Kong and Macau) will limit our total addressable market and may limit our ability to grow our business” for additional information.

●	Global Ambassador Program. We intend to engage with individuals in various countries (“Global Ambassadors”) that will create theme-specific content aimed at potential users in the Global Ambassador’s region, and further communicate with fans and targeted users within their region, to increase the growth in the user-base, and attract fans of K-Culture within that region to the FANTOO platform. Our Global Ambassadors will focus on users who enjoy K-Culture while simultaneously promoting FANTOO and hosting localized events.

●	Building Strong User-Relationships. We intend to build strong ties with our existing users to increase their loyalty. We communicate with our users through various channels including social media, surveys, direct messages, focus groups, and similar means of communication to improve our service offerings so that we can exceed current users’ expectations. We believe that our fully engaged and satisfied users will be more likely to promote our platform voluntarily, thereby promoting organic growth through a continuous flow of new users by way of current user referrals. The rate of organic growth that we can achieve will accelerate the growth of FANTOO’s user-base.

●	Special Event Hosting. In order to provide value to both our current users and targeted users, as well as promote activity within the FANTOO platform, we intend to host special themed events to which both current users and targeted users are invited. These events include K-pop concerts, dance performances, and other live shows. Generally, these events are driven by user input by way of voting for events that our users would prefer to attend. The participation of our users within our platform to determine upcoming events further encourages users to be active within the FANTOO platform.

TECHNOLOGY

FANTOO was designed and developed to connect fans across the globe. As a result, we have been developing and acquiring cutting edge technologies in order to deliver a smooth experience, regardless of location. These technologies include:

●	AI-driven content curation through personalized searches and content delivery recommendations.

●	AI speech synthesis that will allow our AI to learn from voice recordings through specialized vocabulary, that will eventually be able to read unrecorded sentences in the voice of whichever celebrity a user may choose. This will allow various literary works and written content to be spoken to the user in the user’s favorite celebrity’s voice.

●	AI-powered nudity detection that automatically filters and blocks users from exposure to nudity if uploaded on the FANTOO platform.

●	AI-enabled deepfake detection that performs verification services to identify whether images and/or videos uploaded on the FANTOO platform are actually authentic images/videos of the person depicted in the video, or if the image/video was falsified and computer generated through the use of “deepfake” technology.

Infrastructure

Through a wholly owned subsidiary, we currently lease property located on the central bank of the Han River in the Seoul Marina, the largest Korean Wave culture center in Korea. With large outdoor stages, sculpture gardens, and broadcast studios, Seoul Marina is not only used as FANTOO’s headquarters, but is also used by FANTOO to host FANTOO concerts and other user events.

Competition

Our competitors include:

●	Social platforms, such as Facebook, Instagram and Twitter(X)

●	Community service platforms, such as Reddit

●	K-pop fandom platforms, such as Lysn, Weverse and Universe

●	Amateur content creating platforms, such as Whattpad, and

●	eCommerce platforms, such as Amazon, eBay and Ticketmaster.

While many of these platforms have achieved success in growing users and have greater financial resources than the Company, we believe the FANTOO platform is the only all-in-one global fandom platform that also offers a unique user reward system that incentivizes users to participate and engage within the platform. These features were developed to position FANTOO to successfully complete with the more established platforms and facilitate an active fandom experience.

Partnerships

On April 19, 2021, HBC entered into a memorandum of understanding with the Federation of Artistic & Cultural Organization of Korea (“FACO”) (the “MOU”). Pursuant to the MOU, we were granted certain collaborative rights in which we can promote cultural events, while participating and taking advantage of FACO’s infrastructure and network to develop and export South Korea’s popular culture around the globe.

FACO was established as a non-profit business in 1961, organized for the purpose of contributing to the development of Korean art and culture, promoting the international exchange of Korean art and culture, and ensuring the well-being of affiliated artists. FACO’s membership currently consists of over 1.3 million artists from 10 different member associations, spread across 167 branches globally, including two branches in the United States and one in Japan.

We have strategically developed this partnership with FACO due to their substantial contribution to the Korean entertainment and pop-culture industry. The partnership benefits FANTOO users through the synergy between these organizations and the FANTOO platform, such as content creation, hosting K-pop concerts, and much more.

On September 10, 2021, we entered into a partnership with the “Metaverse Alliance,” an initiative led by South Korea’s Ministry of Science and Information and Communication Technology (“MSIT”) (the “MSIT Partnership”), which is intended to facilitate our development of innovative technologies and advancements within the metaverse. The MSIT built the Metaverse Alliance to coordinate and facilitate the development of virtual and augmented reality platforms. Approximately 643 firms have joined MSIT to date, including Samsung, Hyundai Motors and Naver.

We currently registered copyrights of characters as follow:

Registration Date	Registration No.	Copyright	Status	Country

May 18, 2022	021077	(Noraeng)	Registered	Rep. of Korea
May 18, 2022	021078	(Baby Noraeng)	Registered	Rep. of Korea
May 18, 2022	021079	(Koli)	Registered	Rep. of Korea

Intellectual Property

We currently do not have any intellectual property or patents registered with the Korean Intellectual Property Office and/or the Korea Copyright Commission; however, we have applied to register the following trademarks:

Application Date	Application No.	Trademark	Status	Country

July 16, 2021	0147353		Pending	Rep. of Korea
July 16, 2021	0147354		Pending	Rep. of Korea
July 16, 2021	0147355		Pending	Rep. of Korea

Application Date	Application No.	Trademark	Status	Country

July 16, 2021	0147356		Pending	Rep. of Korea
July 16, 2021	0147357		Pending	Rep. of Korea
July 16, 2021	0147358		Pending	Rep. of Korea
August 4, 2021	0160527		Pending	Rep. of Korea
August 4, 2021	0160528		Pending	Rep. of Korea
August 11, 2021	0166186		Pending	Rep. of Korea

August 17, 2021	0169628	Pending	Rep. of Korea
August 17, 2021	0169629	Pending	Rep. of Korea
August 26, 2021	0177488	Pending	Rep. of Korea
September 28, 2021	0198015	Pending	Rep. of Korea
February 8, 2022	97257721	Pending	United States of America
February 10, 2022	97261726	Pending	United States of America
July 6, 2022	0125922	Pending	Rep. of Korea

Application Date	Application No.	Trademark	Status	Country

May 9, 2023	4020230081504		Pending	Rep. of Korea
May 9, 2023	4020230081503		Pending	Rep. of Korea
May 9, 2023	4020230081505		Pending	Rep. of Korea
May 9, 2023	4020230081506		Pending	Rep. of Korea

We also own the following domain names for which we plan on renewing on, or prior to, the applicable expiration dates:

Registration Date	Domain Name	Expiration Date
October 12, 2018	Hanryubank.com	October 12, 2025
November 8, 2021	Hanryuholdings.com	November 8, 2025
March 17, 2021	Fantoo.co.kr	March 17, 2026
March 17, 2021	Fantoo.kr	March 17, 2026
July 16, 2021	Fandomchain.io	July 16, 2025
August 27, 2021	Sellove.live	August 27, 2025
September 27, 2021	Edaeri.com	September 13, 2025
January 19, 2022	Hanryutimes.com	January 19, 2026

We intend to continue to expand our brand names, trademarks and designs worldwide as our business grows, and develop intellectual property that increases the value of our technologies and the FANTOO platform.

Employees and Labor Relations

We currently have 49 full-time and 3 full-time equivalent employees. Additionally, we occasionally enter into agreements with contractors, on an as-needed basis, to perform certain services, including contract workers. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

Seasonality

We do not expect to experience any significant seasonality trends. However, seasonality trends may occur in the future.

Governmental Regulation

We are subject to a number of national, state/region, and local laws and regulations in the U.S. and Korea. These laws and regulations involve matters that are central to our business, including our interactions with users, suppliers, and merchants. These laws and regulations involve fair trade, competition, labor and employment, privacy, data protection, intellectual property, consumer protection, import and export regulations, and other subjects. Many of the laws and regulations to which we are subject are evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Laws and regulations in each jurisdiction where we do business continue to develop and evolve rapidly. As a result, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.

Due to the extensive business we conduct in Korea, below are examples of Korean laws and regulations that govern our business, which include but are not limited to:

Copyright Act

Korea’s Copyright Act provides protections for various types of creative works, including certain copyrightable “computer programs” and “databases.” The Copyright Act provides the creator of such works with rights to the economic benefits flowing from their creation and control over the works’ use and dissemination. The infringement of copyrights protected under the Copyright Act are subject to civil claims as well as criminal penalties.

The Copyright Act implements the Korea U.S. Free Trade Agreement, by recognizing temporary storage as copying, introducing a system for fair use of copyrighted materials, and concept of statutory damages for copyright violations and adding conditions for online-service providers to be exempted from infringement liability and types of prohibited acts of infringement on the rights of copyright holders.

Youth Protection Act

The purpose of Youth Protection Act is to ensure juveniles grow up into persons of sound character by regulating the distribution of media products, drugs, etc. harmful to juveniles and juveniles’ access to harmful business establishments and by protecting and relieving juveniles from harmful environments. The term “media product harmful to juveniles” means any of the media products such as phonorecords, video products or other media products defined in the Music Industry Promotion Act and the Promotion of the Motion Pictures and Videos Products Acts, specified by Presidential Decree as likely to be harmful to the mental or physical health of juveniles. The Commission on Youth Protection shall examine each media product to find whether it is harmful to juveniles and shall determine the media product as harmful to juveniles. If the Commission on Youth Protection or an examining authority finds, as a result of the examination of a media product, that the distribution of content of the media product is prohibited by the Criminal Act or any other statute, it shall request relevant authorities, without delay, to impose criminal punishment or make an administrative disposition; provided, that if an examining authority has a different procedure prescribed by a relevant statute, the procedure shall apply to such cases.

Content Industry Promotion Act

The Content Industry Promotion Act prescribes matters necessary for promoting content industry, thereby contributing to the improvement of the lives of citizens and to the sound development of national economy through the establishment of foundation for the content industry and the reinforcement of its competitiveness. The term “content” means data or information expressed in sign, text, graphic, color, voice, sound, image, video, etc. (including compounds thereof); The term “content industry” means any industry related to the production, distribution, use, etc. of contents creating economic added value or services providing such contents (including compounds thereof).

In order to protect users when contents are transacted, a content business operator shall prepare terms of service including the details of refund of excessively or erroneously paid amount, right to withdraw the subscription of contents or to cancel a contract for the use of contents, compensation for users’ damage occurring from defects in contents, etc., as prescribed by Presidential Decree, and notify users thereof.

Personal Information Protection Act

The Personal Information Protection Act and related legislation, regulations, and orders (“PIPA”) governs the collection, use, dissemination, storage, and destruction of personal information. PIPA specifies the circumstances under which consent must be obtained to collect, use, or disseminate a person’s personal information. PIPA places limits on the circumstances in which personal information can be required and on the collection of some types of personal information (such as identifiers granted by law for identification purposes). PIPA grants an individual right to request perusal, correction, or deletion of one’s own personal information, and specifies the methods to exercise such rights. Additionally, PIPA establishes requirements for information destruction, such as a requirement that personal information should be destroyed if it is no longer necessary to achieve the purpose for which it was collected.

Under PIPA, in the event a leak of personal information is discovered, the processor of personal information is required to promptly notify the affected person(s). PIPA requires notification to the authorities and other measures in certain circumstances.

PIPA imposes monetary remedies, penalties, and statutory damages for violations of its restrictions. Class-action relief for the leakage of personal data is available in certain circumstances, and some conduct, such as collection of personal information without consent, can be subject to criminal punishment.

The Monopoly Regulation and Fair Trade Act

In Korea, the Korean Fair Trade Commission (“KFTC”) designates an affiliated group of companies whose total assets of the preceding fiscal year exceeding 5.0 trillion or more Korean Won as a business group subject to disclosure (Article 14 of the Monopoly Regulation and Fair Trade Act, and Article 21 of the Enforcement Decree of the Act). If a group of companies are designated a business group subject to disclosure, the companies will become subject to, among others, the following obligations under the Monopoly Regulation and Fair Trade Act:

●	Resolutions by Board of Directors on Large-Scale Internal Trading and Disclosure. When a member company of a business group subject to disclosure wishes to engage in large scale internal trading (meaning either 5% or more of the larger of its total assets or its capital, or KRW 5.0 billion or more Korean Won), with or for a specially related party, the company should obtain a resolution of the board of directors and make certain disclosures.

●	Obligation to Disclose Information About the Business Group: A business group subject to disclosure must publicly disclose on an annual basis, the general status of the company (such as the company name, certain business details, financial status, changes relating to affiliated companies, etc.), details on its executive employees and shareholders, and on a quarterly basis, cross shareholding between the affiliated companies, debt guarantees between the affiliated companies, and trading with specially related persons.

●	Obligation to Report Shareholding Details: A business group subject to disclosure must report to the KFTC by May 31 every year certain information such as details about its shareholders, financial status, and holdings of shares in other domestic companies. Violation of the above restrictions may subject the company to a corrective order or an administrative fine of up to 100 million Korean Won imposed by the KFTC or criminal fine of up to 100 million Korean Won.

Cost of Compliance with Environmental Laws

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurances can be given that we will not incur such costs in the future.

Facilities

Marine Island Co., Ltd. (“Marine Island”), a wholly owned subsidiary of the Company, leases approximately 19,200 square feet of office space at the Seoul Marina, located at 160 Yeouiseo-ro, Yeungdeungpo-gu, Seoul, Korea (the “Marina”), for a monthly payment of approximately $20,000. Marine Island subleases the Marina to HBC’s wholly owned subsidiaries FNS at no cost.

We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company. For the year ended December 31, 2023, the Company two suspended legal cases as follows, and as of July 15, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co.Ltd, and another	Building Delivery	$85,686
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co.Ltd	Compensation for damages	$10,644

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses since our inception, and we intend to continue to invest in our business. As a result, we may continue to experience losses in the future.

We incurred a net loss of approximately $(9.4) million and $(6.4) million for the years ended December 31, 2023 and for the periods ended December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $(38.9) million, and $(29.6) million as of December 31, 2022. The audited report of our independent registered public accounting firm to the financial statements for the years ended December 31, 2023, and 2022, included elsewhere in the Report, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and negative working capital raise substantial doubt about our ability to continue as a going concern.

We expect to continue to invest heavily in our product development and operations, to focus on our FANTOO platform to increase our user base to support future growth, and to meet our expanded reporting and compliance obligations as a public company. We may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future.

We believe our current cash, net proceeds from debt issuances and the amount available from future issuances of common stock will be sufficient to fund our working capital requirements beyond the next 12 months. This belief assumes, among other things, that we will be able to raise additional equity financing, will continue to be successful in implementing our business strategy and that there will be no material adverse developments in the business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could have a material adverse impact on our activities, including (i) reduction or delay of our business activities, (ii) forced sales of material assets, (iii) defaults on our obligations, or (iv) insolvency. Our planned investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and/or sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern. The financial statements included in this Report do not contain any adjustments which might be necessary if we were unable to continue as a going concern.

Our auditor has included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

OenStop Assurance, PAC, our independent registered public accounting firm for the fiscal year ended December 31, 2023 and December 31, 2022, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023 and December 31, 2022, indicating that our recurring losses from operations and a working capital deficiency raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain profitability or improve our liquidity position, we may not be able to continue as a going concern.

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. As further set forth below, we anticipate that we will need significant additional capital, or we may be required to curtail or cease operations.

To continue as a going concern, we will require significant additional capital, which we may be unable to obtain.

The revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital in the future to continue our operations. We anticipate that our principal sources of liquidity will not be sufficient to fund our activities to obtain long-term, sustainable profitability. To have sufficient cash to fund our operations to obtain long-term, sustainable profitability, we will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financing. Future financing through equity investments will be dilutive to existing stockholders. The terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, all of which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability and cost of future financing. If the amount of capital we can raise from financing activities, together with our revenues and profits from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

We are a development stage company, and we may not be able to sustain our rapid growth, effectively manage our anticipated future growth or implement our business strategies.

We have a limited operating history. Although we have experienced significant growth since FANTOO was launched, our historical growth rate may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model, including a focus on the FANTOO application. We may not be able to achieve similar results or accelerate growth at the same rate as we have historically. As our application offerings continue to develop, we may adjust our strategy and business model to adapt. These adjustments may not achieve expected results and may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including advertising revenue, attract and retain users, increase engagement on our FANTOO platform, continue developing innovative technologies and application uses in response to shifting demand in the market, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

Hanryu Holdings is a holding company with no business operations of its own and manages a network of South Korean subsidiaries, subject to South Korean regulation. Further, as we have no business operations of our own, we will depend on the cash flow and business of our subsidiaries to make payments to us and meet our obligations.

Hanryu Holdings is a holding company with no independent operations of our own. Our South Korean subsidiaries, including HBC, conduct substantially all of Hanryu Holdings’ business operations. Managing the regulatory compliance activities for each of these subsidiaries is a complicated task, and we may expend significant resources doing so. However, we cannot guarantee that we will be able to keep abreast of the changing legal and regulatory landscapes for each of the jurisdictions in which our subsidiaries exist. If any of the regulatory environments applicable to our subsidiaries change materially, and we fail to adapt to such change, our business and financial results may be harmed. Applicable tax laws may also subject such payments to us by our subsidiaries to further taxation.

Additionally, as a holding company, we may rely on our operating subsidiaries for distributions or payments for cash flow. Therefore, our ability to fund and conduct our business, service any debt, and pay dividends, if any, in the future may depend on the ability of our South Korean subsidiaries to make upstream cash distributions or payments to us, which may be impacted, for example, by their ability to generate sufficient cash flow or limitations on the ability to repatriate funds, whether as a result of currency liquidity restrictions, monetary or exchange controls, regulatory restrictions, or otherwise. Further, our subsidiaries’ ability to make payments to us will depend on:

●	their earnings;

●	covenants contained in any debt agreements to which we may then be subject, including any debt agreements of our subsidiaries;

●	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

●	business and tax considerations; and

●	applicable law, including any restrictions under South Korean law that may be imposed on our subsidiaries, including HBC or its subsidiaries and affiliates, that would restrict its ability to make payments to Hanryu Holdings.

We cannot assure that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of the social media market, which is relatively new, rapidly developing and subject to significant challenges. Our business relies upon our ability to cultivate and grow an active online community, and our ability to successfully monetize such community through methods that include, without limitation, advertising revenue. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the industry, including rapid technological evolution, continued shifts in user trends. Developing and integrating new content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the industry will continue to grow as rapidly as it has in the past.

Our success depends on our ability to develop products and services to address the rapidly evolving market for the content creation and social media platform industry, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

We expect that new services and technologies applicable to the content creation and social media platform industry in which we operate will continue to emerge and evolve. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in the social media platform and content creation industry. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our customers will achieve significant commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, laws and regulations, resistance to change from buyers or sellers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

The success of enhancements, new features, and products and services depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements or new features or services. We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies.

In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in mobile, software, communication, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our sellers or their customers, and materially and adversely affect our business.

As a creator and a distributor of digital media content, we face liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties. If we are required to pay damages or expenses in connection with these legal claims, our business and results of operations may be harmed.

We display original content and third-party content on our websites and in our marketing messages. As a result, we have faced and will continue to face potential liability based on a variety of theories, including deceptive advertising and copyright or trademark infringement. We generally rely on the “fair use” exception for our use of third-party brand names and marks, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create content we believe to be original for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content have taken and may take the position that our content infringes on their intellectual property rights. We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. The general liability insurance we maintain may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our business, financial condition and results of operations.

Our dependence on third-party relationships with content producers and distribution channels to develop and distribute entertainment content is critical to the success of the FANTOO Platform.

We rely on third party relationships with content producers and distribution channels to develop and distribute entertainment content. Our financial performance may be adversely affected by our relationships with content producers and distribution channels. Some of our content producers may have their own or other distribution capabilities in the markets in which we operate. These third-party content producers and distribution channels may decide, or be required by their respective parent companies, to use their intracompany distribution or content production capabilities rather than posting such content with us. Our business may be harmed if the content producers and distribution channels with which we work stop or reduce the amount of content they produce for us, or otherwise demand less favorable terms to us.

Our decision not to provide products and services and to restrict user access in China (including Hong Kong and Macau) will limit our total addressable market and may limit our ability to grow our business.

China and Hong Kong could represent a large market opportunity for our business. However, and although we believe that such a decision may benefit the Company in the long run, by choosing not to provide products and services, and restricting user access in China (including Hong Kong and Macau), we are sacrificing potential business opportunities that may negatively impact the Company. As a result, the Company’s total addressable market and potential growth may be limited and, as a result, the market price of our common stock may significantly decrease or become worthless.

If our content streaming initiatives are unsuccessful, our business, financial condition or results of operations could be adversely affected.

Content streaming is intensely competitive and cash intensive and there can be no assurance that our content creation initiatives will be profitable or otherwise successful. Our ability to attract, engage and retain users within the FANTOO platform, as well as the corresponding advertising revenues they generate, will depend on our ability to consistently provide appealing and differentiated content globally, effectively market our content and services and provide a quality experience for selecting and viewing that content. Our success will require significant investments to produce original content and acquire the rights to third-party content, as well as the establishment and maintenance of key content and distribution partnerships.

We must continually add new users and meaningfully engage with existing users to manage turnover, or “churn,” to grow our business. If we are unable to successfully compete with competitors in attracting, engaging with and retaining users as well as creative talent, our business, financial condition or results of operations could be adversely affected. The relative service levels, content offerings, promotions and pricing and related features of our competitors’ services may adversely impact our ability to attract, engage and retain users. If consumers do not consider our platform to be of value compared to our competitors’ platforms, including because we fail to introduce attractive new content and features, do not maintain competitive pricing, terminate or modify promotional or trial period offerings, experience technical issues, or change the mix of content in a manner that is unfavorably received, we may not be able to attract, engage and retain users. If we are not able to attract new users, or our existing users decide to not continue using our services for any reason, including a perception that they do not use our platform sufficiently, the need to cut household expenses, unsatisfactory content, promotions or offers expire or are modified, competitive platforms provide a better value or experience or customer service or technical issues are not satisfactorily resolved, our business, financial condition or results of operations could be adversely affected.

We are dependent on the continued services and on the performance of key third party content contributors, the loss of which could adversely affect our business.

We rely on content contributed by third party providers, which has in turn attracted users that drive advertising revenue. The loss of the services of any of such key contributors could have a material adverse effect on our business, operating results, and financial condition. We also depend on our ability to identify, attract, and retain other highly skilled third-party content contributors. Competition for such contributors is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain them. The loss or limitation of the services of any of our key third party contributors, or the inability to attract and retain additional qualified key contributors, could have a material adverse effect on our business, financial condition or results of operations.

Substantial and increasingly intense competition in the social media platform and content creation industry may harm our business.

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. We compete against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, and they may introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. We also expect new entrants to offer competitive products and services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected.

We may also face pressures from competitors for user engagement and, in the future, advertising revenues. Some potential competitors are able to offer greater returns on content sales to content creators for similar services by cross-subsidizing their payments services through other services they offer. Such competition may result in the need for us to alter the amount we charge creators in content-sales transactions, and could reduce our gross profit. In addition, as we grow, influential creators may demand more customized and favorable pricing from us, and competitive pressures may require us to agree to such pricing, further reducing our gross profit.

Systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services could harm our business and our brand, and subject us to substantial liability.

Our systems and those of our third-party data center facilities may experience service interruptions, denial-of-service and other cyber-attacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, or other events. Our systems are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

We may, and are likely to, experience denial-of-service attacks, system failures, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events, should they occur, would likely result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause users to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or their businesses, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Our success depends largely on the continued service and availability of key personnel.

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Since the technology industry is characterized by high demand and intense competition for talents, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. In addition, as the Company is relatively young, our ability to train and integrate new employees into our operations may not meet the growing demands of our business which may materially and adversely affect our ability to grow our business and hence our results of operations.

From time to time, we may become involved in legal proceedings.

From time to time, we may become subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations, or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

The preparation of our financial statements involves the use of good faith estimates, judgments and assumptions, and our financial statements may be materially affected if such good faith estimates, judgments or good faith assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) typically require the use of good faith estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets, share-based compensation and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes would require a restatement of our financial statements and could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

We believe we currently have ineffective internal control over financial reporting as evidenced by the restatement of our financial statements in this Registration Statement.

We believe we currently have ineffective internal control over financial reporting as evidenced by the restatement of our financial statements in this Registration Statement. We have historically outsourced our accounting to small firms and also replaced our accounting firm with another small firm, the transition of which has caused a lack of continuity and loss of efficiency in the preparation of our financial statements. We intend to remediate this weakness after we become publicly traded by hiring more permanent, qualified and experienced accounting personnel at the Company and/or to hire a larger accounting firm with more resources and expertise.

RISKS RELATED TO GOVERNMENT REGULATION

Our business is subject to regulation, and changes in applicable regulations may negatively impact our business.

We are subject to a number of foreign and domestic laws and regulations relating to user privacy, data collection, retention, electronic commerce, virtual items and currency, consumer protection, content, advertising, localization, and information security which have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

Actions by governments that restrict access to FANTOO in their countries, or that otherwise impair our ability to sell advertising in their countries, could substantially harm our business and financial results.

Governments from time to time seek to censor content available on social media platforms, or restrict access to social media platforms from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to certain other company social media platforms has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. In the event that content shown on FANTOO is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations that involve matters central to our business, including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

Since our operations are based in Korea, where most of our users are domiciled, we are subject to, among others, the Personal Information Protection Act and related legislation, regulations and orders (the “PIPA”), the Act on the Promotion of Information and Communications Network Utilization and Protection of Information Act (Korea), and the Credit Information Act in Korea that specifically regulates certain sensitive personal information. PIPA requires consent by the consumer with respect to the use of his or her data and requires the persons responsible for management of personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, to notify the Personal Information Protection Commission of any data breach incidents within 24 hours. Failure to comply with PIPA in any manner may subject these persons responsible to personal liability for not obtaining such consent in an appropriate manner or for such breaches, including even negligent breaches, and violators face varying penalties ranging from monetary penalties to imprisonment. We strive to take the necessary technological and managerial measures to comply with PIPA, including the implementation of privacy policies concerning the collection, use, and disclosure of subscriber data on our apps and websites, and we regularly review and update our policies and practices. Despite these efforts to comply with PIPA, these rules are complex and evolving, subject to interpretation by government regulators which may change over time and therefore we are subject to the risk of claims by regulators of failure to comply with PIPA. Any failure, or perceived failure, by us to comply with such policies, laws, regulations, and other legal obligations and regulatory guidance could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions, including criminal proceedings, against us and certain of our executive officers by governmental entities or others or other liabilities. Any such claim, proceeding, or action, could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and merchants, and could have an adverse effect on our business, financial condition, and results of operations.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

Proposed or new legislation and regulations could also significantly affect our business. Laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Changes to our products or business practices as a result of these developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

For example, the European Union traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018, the European Union’s new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective and substantially replaced the data protection laws of the individual European Union member states. The law requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. The law also increases the penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4% of a company’s worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries have laws, regulations, or other requirements relating to privacy, data protection, information security, and consumer protection, and new countries are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws by operating internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA went into effect in January 2020. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self- regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

Our users can purchase virtual and digital goods from creators and developers within our platform and infrastructure on FANTOO. In addition, certain of our users can use our FANTOO infrastructure, including within Clubs and communities, for other activities, such as sending money to other users or purchasing goods and/or services from other users. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions. Depending on how our payments product evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

In addition, we are subject to a variety of additional risks as a result of payments transactions, including: increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact payments; and additional disclosure and reporting requirements. We have also launched/have announced plans to develop digital payments products and services, which may subject us to many of the foregoing risks and additional licensing requirements.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. There may be material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded in the financial statements included herein for tax attributes that are incomplete or subject to change.

The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. The impact of this tax legislation on holders of our common stock is also uncertain and could be adverse. We urge our stockholders and investors to consult with our legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Failure to comply with the U.S. Foreign Corrupt Practices Act could result in fines, criminal penalties and an adverse effect on our business.

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti- corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

RISKS RELATED TO DOING BUSINESS IN KOREA

Fluctuations in exchange rates could result in foreign currency exchange losses to us.

The value of the Korean Won and other currencies against the U.S. dollar has fluctuated, and may continue to fluctuate and is affected by, among other things, changes in political and economic conditions. It is difficult to predict how market forces or Korean or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Korean Won and the U.S. dollar in the future.

A substantial percentage of our revenue and costs are denominated in Korean Won, and a significant portion of our financial assets are also denominated in Korean Won, while we anticipate that a substantial portion of any debt incurred will be denominated in U.S. dollars. We are a holding company and we may receive dividends, loans and other distributions on equity paid by our operating subsidiaries in Korea. Any significant fluctuations in the value of the Korean Won may materially and adversely affect our liquidity and cash flows. For example, the depreciation of the Korean Won and other foreign currencies against the U.S. dollar typically results in a material increase in the cost of hosting services and equipment purchased from outside of Korea and the cost of servicing debt denominated in currencies other than the Korean Won. As a result, any significant depreciation of the Korean Won or other major foreign currencies against the U.S. dollar may have a material adverse effect on our results of operations. If we decide to convert our Korean Won into U.S. dollars for the purpose of repaying principal or interest expense on any future U.S. dollar-denominated debt, making payments for dividends on our common stock, or other business purposes, depreciation of the Korean Won or other foreign currencies against the U.S. dollar would have a negative effect on the U.S. dollar amount we would receive. Conversely, to the extent that we need to convert U.S. dollars into Korean Won for our operations, appreciation of the Korean Won against the U.S. dollar would have an adverse effect on the Korean Won amount we would receive.

Tensions with North Korea could have an adverse effect on our business, financial condition, and results of operations, and the price per share of our common stock.

Relations between Korea and North Korea have fluctuated over the years. Tension between Korea and North Korea may increase or change abruptly as a result of current and future events. In particular, there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and ballistic missile programs as well as its hostile military actions against Korea.

North Korea’s economy also faces severe challenges, which may further aggravate social and political pressures within North Korea. Since April 2018, North Korea has held a series of bilateral summit meetings with Korea and the United States to discuss peace and denuclearization of the Korean peninsula. However, North Korea has since resumed its missile testing, heightening tensions, and the outlook of such discussions remains uncertain.

Further tensions in North Korean relations could develop due to a leadership crisis, breakdown in high-level inter-Korea contacts or military hostilities. Alternatively, tensions may be resolved through reconciliatory efforts, which may include peace talks, alleviation of sanctions or reunification. We cannot assure you that future negotiations will result in a final agreement on North Korea’s nuclear program, including critical details such as implementation and timing, or that the level of tensions between Korea and North Korea will not escalate. Any increase in the level of tension between Korea and North Korea, an outbreak in military hostilities or other actions or occurrences, could adversely affect our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our common stock.

There are special risks involved with investing in Korean companies, including the possibility of restrictions being imposed by the Korean government in emergency circumstances, accounting and corporate disclosure standards that differ from those in other jurisdictions, and the risk of direct or vicarious criminal liability for executive officers of our Korean affiliates.

Our wholly owned subsidiary, Hanryu Bank Co., Ltd. (“HBC”), is a Korean company, and HBC and its Korean affiliates and subsidiaries operate in a business and cultural environment that is different from that of other countries. For example, under the Foreign Exchange Transaction Act of Korea, if the Korean government determines that in certain emergency circumstances, including sudden fluctuations in interest rates or exchange rates, extreme difficulty in stabilizing the balance of payments or substantial disturbance in the Korean financial and capital markets are likely to occur, it may impose any necessary restriction such as requiring Korean or foreign investors to obtain prior approval from the Minister of Economy and Finance of Korea prior to entering into a capital markets transaction, repatriating interest, dividends or sales proceeds arising from Korean securities or from the disposition of such securities or other transactions involving foreign exchange. Although investors will hold shares of our common stock, HBC may experience adverse risks and in turn could adversely impact our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our common stock.

In addition, under Korean law, there are circumstances in which certain executive officers of a company may be investigated or held criminally liable either directly or vicariously for the actions of the company and its executives and employees. For example, complaints alleging infringement of intellectual property rights, breaches of certain Korean laws (e.g., labor standards laws and fair trade laws), and product-related claims may be investigated and prosecuted as criminal offenses with both the company and the company’s executive officers being named as defendants in such proceedings. These risks change over time.

As a result of these current and changing risks, HBC and its Korean affiliates’ executive officers may be named in the future in criminal investigations or proceedings stemming from our operations. In Korea, company executive officers being named in such investigations or proceedings is a common occurrence, even though in practice many such cases result in no liability to the individual. If HBC and its Korean affiliates’ executive officers were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of the company and its executives and employees, our business, financial condition, and results of operations may be harmed.

HBC’s transactions with its subsidiaries and affiliates may be restricted under Korean fair trade regulations.

HBC enters into business relationships and transactions with its subsidiaries and affiliates, which are subject to scrutiny by the Korean Fair Trade Commission (“KFTC”) as to, among other things, whether such relationships and transactions constitute undue financial support among companies in the same business group. If, in the future, the KFTC determines that HBC has engaged in transactions that violate the fair trade laws and regulations, it may be subject to an administrative and/or criminal fine, surcharge or other actions, which may have an adverse effect on our business, financial condition, and results of operations.

Our Korean subsidiary, HBC, and a group of companies affiliated with it may be designated an affiliated group under Korean law, which would require that group of companies to make certain disclosures and implement additional corporate governance requirements.

Our Korean subsidiary, HBC, and a group of companies affiliated with it are likely to be designated as a business group subject to disclosure under the Korean Monopoly Regulation and Fair Trade Act. As described in greater detail in the section titled “Government Regulation-The Monopoly Regulation and Fair Trade Act”, such a designation would impose additional corporate governance and public disclosure requirements on this group of affiliated companies. These requirements would create additional costs of compliance and could subject this group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.

HBC is subject to certain requirements and restrictions under Korean law that may, in certain circumstances, require it to act in a manner that may not be in our or our stockholders’ best interest.

Under applicable Korean law, directors of a Korean company, such as HBC, owe a fiduciary duty to the company itself rather than to its stockholders. This fiduciary duty obligates directors of a Korean company to perform their duties faithfully for the good of the company as a whole. As a result, if circumstances arise in which the good of HBC conflicts with the good of Hanryu Holdings or our stockholders, HBC may not be permitted under applicable Korean law to act in a manner that is in the best interest of Hanryu Holdings, as its parent, or our stockholders. For example, providing guarantees or collateral by HBC in favor of Hanryu Holdings, as its parent, without a justifiable cause and on other than arm’s length terms may cause breach of a fiduciary duty of directors to HBC.

Approval by the board of directors of a Korean company is required for, among other things, all transactions between a director or major stockholder (including a 10% or more stockholder) and the company for the director’s or the major stockholder’s account. As a result, intercompany transactions between us and HBC (or any other Korean subsidiary we may own, from time to time), could arise in the future in which the directors of the Korean subsidiary are not able to act in ours or our stockholders’ best interest as a result of competing interests of the subsidiary. Since substantially all of our operations are conducted by HBC, any such occurrence with respect to HBC could adversely affect our business, financial condition, and results of operations.

HBC’s transactions with related parties are subject to close scrutiny by the Korean tax authorities, which may result in adverse tax consequences.

Under Korean tax law, there is an inherent risk that HBC’s transactions with its subsidiaries, affiliates or any other person or company that is related to us may be challenged by the Korean tax authorities if such transactions are viewed as having been made on terms that were not on an arm’s-length basis. If the Korean tax authorities determine that any of its transactions with related parties were on other than arm’s-length terms, it may not be permitted to deduct as expenses, or may be required to include as taxable income, any amount which is found to be undue financial support between related parties in such transaction, which may have adverse tax consequences for us and, in turn, may adversely affect our business, financial condition, and results of operations.

If we are deemed to have a “place of effective management” in Korea, we will be treated as a Korean company for the purpose of Korean corporate income tax with regards to our worldwide income.

Under the Corporate Tax Act (“CTA”), as amended on August 17, 2021, a corporation having a “place of effective management” in Korea will be treated as a Korean company for the purposes of Korean corporate income tax. However, the CTA does not clearly define what constitutes “place of effective management” and, to date, there has not been any court precedent. If we are deemed to have a “place of effective management” in Korea, we will be required to file annual corporate income tax returns with the Korean tax authorities and be subject to Korean corporate income tax. Currently, the applicable rates are 9.9% (inclusive of local corporate taxes) for taxable income up to 200 million Korean Won, 23.1% (inclusive of local corporate taxes) for taxable income exceeding 200 million Korean Won and less than 20 billion Korean Won, 24.2% (inclusive of local corporate taxes) for taxable income greater than 20 billion won and less than 300 billion Korean Won, and 26.4% (inclusive of local corporate tax) for taxable income greater than 300 billion Korean Won. Taxable income would include any worldwide income, such as dividends we receive from our Korean operating company and any interest income earned outside of Korea. If we are required to pay Korean corporate income tax, it may reduce our cash flow and negatively impact the returns to investors.

If we are deemed to have a “permanent establishment” in Korea, we will be subject to Korean corporate income tax with regards to any Korean source income attributable to or effectively connected with such permanent establishment.

If we are deemed to have a “permanent establishment” as defined under Korean tax law, we would be required to file annual corporate income tax returns with the Korean tax office and be subject to Korean corporate income tax. The applicable rates are 9.9% (inclusive of local corporate taxes) for taxable income up to 200 million Korean Won, 20.9% (inclusive of local corporate taxes) for taxable income exceeding 200 million Korean Won and less than 20 billion Korean Won, 23.1% (inclusive of local corporate taxes) for taxable income greater than 20 billion won and less than 300 billion Korean Won, and 26.4% (inclusive of local corporate tax) for taxable income greater than 300 billion Korean Won. Taxable income includes any Korean source income attributable to or effectively connected with such permanent establishment, such as dividends we receive from our Korean operating company. If we are required to pay Korean corporate income tax, it may reduce our cash flow and negatively impact the returns to investors.

A focus on regulating copyright and patent infringement by the Korean government subjects us to extra scrutiny in our operations and could subject us to sanctions, fines, or other penalties, which could adversely affect our business and operations in Korea.

The Korean government has recently focused on addressing copyright and patent infringement in Korea, particularly with respect to luxury and brand name merchandise. Despite measures we have taken to address copyright and patent infringement, the Korean government may subject us to sanctions, fines, or other penalties, which could adversely affect our business and operations in Korea.

Our business may be adversely affected by developments that negatively impact the Korean economy and uncertainties in economic conditions that impact spending patterns of our customers in Korea.

We have historically generated a substantial majority of our revenue from sales in Korea. Our future performance will depend in large part on Korea’s future economic growth. Adverse developments in Korea’s economy as a result of various factors, including economic, political, legal, regulatory, and social conditions in Korea may have an adverse effect on customer spending, which may not allow us to achieve our desired revenue growth. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty, and in 2020, the Korean and global economies were affected as a result of the COVID-19 pandemic. As a result, future growth of the Korean economy is subject to many factors beyond our control, including developments in the global economy.

The Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets, fluctuations in oil and commodity prices, and the COVID-19 pandemic, have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the Korean economy. Due to liquidity and credit concerns and volatility in the global financial markets, the value of the Korean Won relative to the U.S. dollar and other foreign currencies and the stock prices of Korean companies have fluctuated significantly in recent years. Further declines in the Korea Composite Stock Price Index, and large amounts of sales of Korean securities by foreign investors and subsequent repatriation of the proceeds of such sales may adversely affect the value of the Won, the foreign currency reserves held by financial institutions in Korea, and the ability of Korean companies to raise capital. Any future deterioration of the Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.

New legislative proposals may expose our business to additional risks from litigation, regulation, and government investigations.

We are subject to changing laws and regulations everywhere we do business, including in Korea. For example, on September 28, 2020, the Korean Ministry of Justice announced (i) a proposed amendment to the Korean Commercial Code to adopt a punitive damages system that would apply generally to all areas of business, and (ii) a proposed bill to introduce a class action litigation system in Korea.

Previously, punitive or exemplary damages have been available in Korea only in specific business fields. The proposed legislation would broaden the potential availability of such damages. Similarly, the proposal relating to class actions would make such litigation applicable to a broader scope of cases, would allow for a Korean style discovery process, jury trials in many cases, and would apply to claims whose cause arose before the bill’s enactment.

Additionally, on September 28, 2020, the KFTC introduced a proposed bill entitled the “Fair Online Platform Intermediary Transactions Act.” This proposed act is intended to augment the existing legal framework under the Monopoly Regulation and Fair Trade Act of Korea to regulate competition and fairness issues arising in the business of online platforms. This proposed act would enhance liability of online platform operators to merchants, suppliers, and customers.

Also, on January 8, 2021, the main session of the Korean National Assembly passed a draft Bill on Punishment for Serious Accidents, etc. (the “Serious Accidents Act”), which came into effect January 27, 2022. The Serious Accidents Act imposes enhanced liability (including criminal liability) on businesses, managers, and individuals who are responsible for causing loss of life by failing to fulfill duties relating to workplace safety and health or risk prevention. The Serious Accidents Act provides the potential for criminal punishment, public disclosure of punishment, and monetary damages, including punitive damages up to five times the actual damages suffered. The Serious Accidents Act extends potential liability to a wider group of persons than under existing law, including those who oversee safety and health matters for the business concerned and also general managers of the business.

These are just some examples of how our business could be affected by changing regulations. If these proposals are enacted and implemented, our Korean subsidiary, HBC (and its Korean subsidiaries), could face substantial costs and management could be required to spend significant time and attention on these matters, which would divert our focus from our core business. This could adversely affect our business, financial condition, and results of operations.

As HBC is incorporated in Korea, it may be more difficult to enforce judgments obtained in courts outside Korea.

Our operations are primarily conducted outside of the United States. In addition, all of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us, our subsidiaries or our directors and officers or to enforce a judgment against us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our or the assets of our subsidiaries are located (1) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against us or our subsidiaries based on those laws.

RISKS RELATED TO OUR TECHNOLOGY

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality and competitiveness of our service offerings may suffer.

Technology changes rapidly in the social media market which requires us to anticipate which technologies we must develop, implement and take advantage of in order to remain competitive. We have invested, and in the future may invest, in new business strategies including technologies, products, and to continue to persistently deliver the best product. Such endeavours may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology, or develop new technologies, which could adversely affect our financial results. It may take significant time and resources to shift our focus to new technologies, putting us at a competitive disadvantage.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information (“PII”), that could subject the Company to significant reputational, financial, legal and operational consequences.

The Company’s business requires it to use and store confidential information including, among other things, PII, with respect to the Company’s customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. However, these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results.

The Company’s business also requires it to share confidential information with suppliers and other third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures are not always effective and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results.

For example, the Company may experience a security breach impacting the Company’s information technology systems, which, for the avoidance of doubt, includes the Company’s separate FP database, that compromises the confidentiality, integrity or availability of confidential information. Such an incident could, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the Company’s stock price, materially damage supplier relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company.

The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, including through the use of encryption and authentication technologies. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities.

In addition to the risks relating to general confidential information described above, the Company is also subject to specific obligations relating to payment card data. Under payment card rules and obligations, if cardholder information is potentially compromised, the Company could be liable for associated investigatory expenses and could also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect the Company’s reputation, financial condition and operating results.

While the Company maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in negative publicity and a slowdown in the growth of our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties, including cloud hosting and broadband providers, among others. To this end, when our cloud hosting and broadband vendors experience outages, our services offered through FANTOO and related applications will be negatively impacted and alternative resources will not be immediately available. We exercise no control over the third-party vendors that we rely upon for cloud hosting, broadband and software service. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Growth of our client base depends upon effective interoperability with mobile operating systems, networks, mobile devices and standards that we do not control.

We are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. Any changes in such mobile operating systems or devices that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order to deliver high quality services, it is important that our services work well across a range of mobile operating systems, networks, mobile devices and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices and standards. In the event that it is difficult for our users to access and use our services, particularly on their mobile devices, our user growth and user engagement could be harmed, and our business and operating results could be adversely affected.

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data, including FP stored in the Company’s separate FP database. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, including FP stored in the Company’s separate FP database, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), scraping, and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors’ information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts will be successful.

We may experience such cyber-attacks and other security incidents of varying degrees from time to time, and we may incur significant costs in protecting against or remediating such incidents. In addition, we are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection. As a result, affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active users base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

We anticipate that our ongoing efforts related to privacy, safety, security, and content review will identify instances of misuse of user data or other undesirable activity by third parties on our platform.

In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications. As a result of these efforts, we anticipate that we may discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely during the COVID-19 pandemic, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the media or other third parties. Such incidents and activities may, in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business.

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely may contain, and will in the future may further contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be used within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfil our commitments to our users may in the future lead to outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.

RISKS RELATED TO DIGITAL ASSETS

Regulatory changes or actions may restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.

FP may be considered a digital asset. Although FP is not offered on a public blockchain and its value is derived primarily from its utility exclusively within its closed network community, it may also be subject to increasingly restrictive, complex and evolving U.S. and foreign laws and regulations regarding digital assets, including commodities and securities, anti-money laundering and counter-terrorist financing, money transmission, consumer protection, taxation, intellectual property, property rights and other matters (for the purposes of this section, the “Digital Asset Laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in outright bans in certain jurisdictions, sanctions, monetary penalties, claims, increased compliance costs, or declines in adoption that could impede user growth or engagement, or otherwise harm our business.

For example, in the United States, the SEC has been particularly active in pursuing digital asset issuers for unregistered security offerings to U.S. residents. In Korea, the Financial Services Commission has banned initial coin offerings within Korea. We have not offered KDC in jurisdictions where it was be prohibited or in a manner that is prohibited. The initial public offering of KDC was conducted on centralized digital asset exchanges that excluded subscribers from prohibited jurisdictions. Further, we conducted no public solicitation for the offering of KDC in the United States or South Korea. Nonetheless, because KDC is available on the public blockchain it may be possible for residents in such jurisdictions to acquire KDC in peer to peer transactions, as most jurisdictions, including the United States and South Korea, do not prohibit private parties from engaging in peer to peer digital asset transactions. With respect to resales or secondary digital asset transactions, jurisdictions generally regulate intermediaries for such transactions dependent on the extent and nature of an intermediary’s role in a transaction. Decentralized finance (“defi”) applications that are connected to the public blockchain have substantially minimized the role of the intermediary. Given the emerging nature of such defi applications, the regulatory landscape pertaining to such applications is still evolving and consequently, numerous defi applications are available to transaction parties, often irrespective of the physical location of a party and irrespective of the actions or inactions of the issuers of such digital assets. To date, we do not monitor for such defi transactions, nor do we have any prospective plans to do so. Furthermore, given that we would never have access to the personal information of the parties to such transactions, even if we had the ability to restrict private defi transactions we would not have the ability to identify whether any particular transaction should be restricted under the Digital Asset Laws of any given jurisdiction or whether we would be under any obligation to endeavour to enforce such restrictions, to the extent possible. To the extent government enforcement authorities or regulators seek to enforce current or future Digital Asset Laws against us for these transactions, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and negatively impact our business operations.

Regulation of digital assets and digital asset exchanges is currently undeveloped and likely to evolve rapidly, vary significantly among international regulatory agencies, and is subject to significant uncertainty. A failure by the Company to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines imposed by governmental authorities. Under certain circumstances, such failure to comply by the Company could also result in criminal sanctions.

As blockchain networks and digital assets have grown in popularity and in market size, governments and regulatory agencies have begun to take interest in, and in some cases regulate, their use and operation. To the extent that a government or quasi-governmental agency exerts regulatory authority over a blockchain network or asset upon which our business relies, our business could be adversely affected. Blockchain networks currently face an uncertain regulatory landscape in many jurisdictions. The effect of any future legal or regulatory change is impossible to predict, but such laws, regulations or directives may directly and negatively impact our business.

Governments may in the future curtail or outlaw the acquisition, use or redemption of digital assets. Ownership of, holding or trading in digital assets may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject digital asset companies to additional regulation. Judicial determinations may also have an adverse impact on the trading of digital assets.

Users of FANTOO are issued FP for engaging and transacting within the Company’s ecosystem. FP may be subject to various regulations in South Korea that restrict or limit the use of FP on FANTOO.

In addition to the application of the Digital Asset Laws arising as a result of the use of FP in various jurisdictions, our operation of the FANTOO platform within South Korea and the issuance of FP to users engaging with the FANTOO platform may subject us to various regulations in South Korea, including the Financial Investment Services and Capital Markets Act (“FISCM”) and the Act on Reporting and Using Specified Financial Transaction Information (“RSFTI”). The FISCM was enacted to advance the Korean financial market by improving the competitive edge of the nation’s capital market and financial investment industry, and the RSFTI provides for the regulation of matters concerning reporting on and use of specified financial transaction information necessary to regulate money laundering and financing of terrorism through financial transactions, such as foreign exchange transactions, thereby contributing to preventing crimes and further establishing a sound and transparent financial system. Although FP is not currently classified as a financial investment instrument as such term is defined in the FISCM, or a virtual asset, as such term is defined by the RSFTI, any amendments to or interpretations of the FISCM, RSFTI or FP in the future may subject the Company to regulation, including among other requirements, providing financial transaction information in order to, among others, prevent money laundering and financing of terrorism.

We may have security laws exposure relating to the previous issuances of Kingdom Coin.

While we no longer hold or otherwise possess KC, we are subject to compliance with securities laws, which could expose us to potential liabilities, including potential rescission rights. In August of 2021, we issued to certain creditors of HBC an aggregate total of 348,679,380 KDC in exchange for the cancellation of an aggregate value of $9,428,664 in HBC debt (the “KDC Exchange”). KDC was further listed on LBank.com in August, 2021, and XT.com in September 2021 (LBank.com and XT.com are collectively, the “Listing Platforms”). The current market price of KDC ($0.00011) is significantly lower than the valuation of KDC used to extinguish the HBC debt.

At the time of the KDC Exchange, and subsequently at the time of listing of KDC on the Listing Platforms, HBC was operated solely under the jurisdiction of the ROK. During the KDC Exchange, and subsequently upon the listing of KDC on the Listing Platforms, the Company did not direct any sales efforts in the United States or to U.S. Persons. Further, pursuant to the terms and conditions of each Listing Platform, neither Listing Platform permits U.S. Persons as customers. While the Company therefore believes there were no sales of KDC to or by a U.S. person, or efforts to sell KDC to U.S. persons that would be subject to U.S. federal securities laws, we relied on each of the Listing Platforms to prevent offers and sales in the United States and to U.S. persons. As such, the Company may be subject to the risks below in the event that the policies and procedures of the Listing Platforms are not effective and/or sufficient to prevent such offers and sales or that persons may have been able to circumvent such policies and procedures.

While we do not believe that we were subject to U.S. federal securities laws at the time of the KDC Exchange and the listing of KDC on the Listing Platforms, and therefore did not need to conduct the offerings pursuant to an available exemption under the U.S. federal securities laws, the analysis of such jurisdictional question is factual. The applicability of jurisdiction under the Securities Act, and the availability of any exemptions thereunder, depends upon our conduct and that of those persons contacting potential investors and making the offering. We further relied on the terms and conditions of the Listing Platforms to ensure that no offers or sales were made in the United States or to U.S. persons. As such, if the KDC Exchange, the listing of KDC on the Listing Platforms, or any other such offering of securities by the Company is determined by either judicial decision or by the SEC to fall under the jurisdiction of U.S. federal securities laws, and does not qualify for an exemption from registration under the Securities Act, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did in fact fall under the jurisdiction of U.S. federal securities laws, or alternatively, if such offerings do not qualify for an exemption thereunder, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

RISKS RELATED TO INTELLECTUAL PROPERTY

We may be subject to claims of infringement of third-party intellectual property rights.

From time to time, third parties may claim that we have infringed their intellectual property rights. For example, patent holding companies may assert patent claims against us in which they seek to monetize patents they have purchased or otherwise obtained. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement. Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting the FANTOO application, or other features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm our business.

Our technology, content and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

We regard our technology, content and brands as proprietary and take measures to protect our technology, content and brands and other confidential information from infringement. Piracy and other forms of unauthorized copying and use of our technology, content and brands may become persistent, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used by our business partners or by us, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed all have contributed to a general expansion in unauthorized copying of technology, content and brands.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our registered trademark and pending trademarks, service marks, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on trademark law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary rights.

We have invested significant resources to develop our own intellectual property and acquire licenses to use and distribute the intellectual property of others in the operation of the FANTOO platform. Failure to maintain or protect these rights could harm our business. In addition, any unauthorized use of our intellectual property by third parties may adversely affect our current and future revenues and our reputation.

Policing unauthorized use of proprietary technology is difficult and expensive. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Further, we require every employee and consultant to execute proprietary information and invention agreements prior to commencing work. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot assure you that the steps we have taken will prevent misappropriation of our intellectual property. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

GOVERNANCE RISKS AND RISKS RELATED TO OUR COMMON STOCK

We received a notice from Nasdaq that our common stock may be delisted from trading on the Nasdaq Capital Market if we fail to comply with the continued listing requirements, including the minimum bid price requirement and timely filing requirements of all required periodic reports with the SEC. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

We are required to comply with certain Nasdaq continued listing requirements, including a minimum bid price for our common stock and timely filing requirements of all required periodic reports with the SEC. If we fail to maintain compliance with any of those requirements, our common shares could be delisted from Nasdaq.

On May 21, 2024, we received a delinquency compliance alert notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2024 and because the Company remains delinquent in filing its Form 10-K for the year ended December 31, 2023 with the Securities and Exchange Commission (the “SEC”), the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports with the SEC.

On April 18, 2024, we received a delinquency compliance alert notice from Nasdaq advising the Company that due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the Securities and Exchange Commission (the “SEC”), the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports with the SEC.

Nasdaq provided the Company until June 17, 2024, to submit a plan to regain compliance with the Rule (the “Plan”) related to Notices of Mar 21, 2024 and April 28, 2024, and the Company submitted its plan of compliance to Nasdaq at June 14, 2024. If Nasdaq accepts the Plan, the Company may be granted an extension of up to 180 calendar days from the due date of the Form 10-K, or until October 14, 2024, to regain compliance with the Rule. In the event the Plan is not accepted by Nasdaq, the Company may appeal that decision to a Hearings Panel. We are diligently working to file all delinquent periodic reports to resolve such noncompliance as soon as possible, but there can be no assurance that we will be able to successfully resolve such noncompliance.

On February 5, 2024, we received a delinquency compliance alert notice from Nasdaq, advising that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for 10 consecutive business days (the “Minimum Bid Price Requirement”) during the 180-day period from February 5, 2024 to August 4, 2024. As a result, unless the closing bid of our common stock trades in such manner, we will need to solicit stockholder approval to authorize an amendment to its Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio calculated to maintain listing on the Nasdaq Capital Market, as determined by the Board in its sole discretion (the “Reverse Stock Split”). There is no guarantee that the Company’s stockholders will approve the Reverse Stock Split. If our stockholders fail to approve the Reverse Stock Split in such event, and our closing bid price does not meet or exceed $1.00 by the end of the compliance period and Nasdaq does not grant us an additional compliance period, or we fail to regain compliance by the end of such additional compliance period, our Board of Directors will weigh the available alternatives to regain compliance. However, there can be no assurance that we will be able to successfully resolve such noncompliance.

If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	we will become a “penny stock”, which will make trading of our common stock much more difficult;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

Our stock price may be volatile, and you could lose all or part of your investment.

The trading price of our common stock following our offering may fluctuate substantially and may be higher or lower than the initial public offering price. This may be especially true for companies with a small public float. The trading price of our common stock following our offering will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid in the offering.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our offering. If the market price of our common stock after our offering does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

If securities industry analysts do not publish research reports on us, or publish unfavourable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. We may not obtain any future research coverage by securities industry analysts. In the event we are covered by research analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavourably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

You will experience dilution as a result of future equity offerings.

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a future financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and potentially substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have rights superior to future investors.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment will likely be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Since we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, stock price appreciation, if any, will be your sole source of gain.

We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, appreciation, if any, in the market price of our common stock will be your sole source of gain for the foreseeable future.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which would rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. In the event of a bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock in the future, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any such future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

Upon becoming subject to reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will be required to comply with a variety of extensive reporting, accounting, and other rules and regulations. Compliance with each of these requirements is expensive, time consuming and intricate. Further requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. We intend to remediate this weakness when we become a public company by adding additional, qualified and experienced accounting personnel.

If our internal controls over financial reporting remain ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, cause us to have to restate our financial statements, and adversely impact our business and financial condition.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the listing of our common stock on the Nasdaq Market. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the prior June 30;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the listing of our common stock on the Nasdaq Market.

We cannot predict if investors will find our common stock less attractive if we choose to rely on the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will incur increased costs as a result of being a public company, particularly after we cease to qualify as an “emerging growth company.”

As a public company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the SEC and the Nasdaq Stock Market regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from sales-generating activities. For example, we will be required to adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements and increased compensation for our management team. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future. Subsequent to the time frame above, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until such time that the Company becomes an “accelerated filer,” as defined by the SEC.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the Nasdaq Capital Market or if the price of our common stock falls below $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements would likely have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, Inc. (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our common stock.

We will incur increased costs as a result of operating as a listed public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

If at some point in the future we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we have not incurred in the past. The Sarbanes-Oxley Act, the JOBS Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies beyond what management has experienced in operating a privately held company. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a listed public company, or the timing of such costs, but such costs will be significant.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We may be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

If we fail to remediate our internal control weakness and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

We have historically operated as a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Management has reviewed our current internal controls over financial reporting and concluded that our internal controls are ineffective as evidenced by the restatement of our financial statements in this Registration Statement. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. In addition, after we become a public company, our reporting obligations will place a significant strain on our management, operational and financial resources and systems for the foreseeable future and we may be unable to timely complete our evaluation testing and any required remediation.

During the course of documenting and testing our internal control procedures, we identified weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to remediate these weaknesses and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented, or amended from time to time, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. Generally, if we continue to fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions.

We may need additional capital, and we may be unable to obtain such capital in a timely manner or on acceptable terms, or at all. Furthermore, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

To grow our business and remain competitive, we may require additional capital from time to time for our daily operation. Our ability to obtain additional capital is subject to a variety of uncertainties, including:

●	our market position and competitiveness in the content creation and social media platform market;

●	our future profitability, overall financial condition, results of operations and cash flows; and

●	economic, political and other conditions in the U.S. and internationally.

We may be unable to obtain additional capital in a timely manner or on acceptable terms or at all. In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

Our existing stockholders have substantial influence over our company and their interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their securities.

As of the date of this Report, MunJoong Kang controls approximately 14.99% of the voting power in the Company. As a result, Mr. Kang may have substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of the Company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of any contemplated sale of our company and may reduce the price of our common stock.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends, subject to certain requirements of Delaware General Corporation Law. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchase the common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

Substantial future sales or perceived potential sales of our common stock in the public market could cause the price of our common stock to decline.

We have 52,808,589 shares of common stock outstanding as of July 15, 2024. All common stock registered hereby will be freely transferable without restriction or additional registration under the Securities Act. Sales of our common stock in the public market by our Registered Stockholders, or the perception that these sales could occur, could cause the price of our common stock to decline and have a material adverse effect on our business, financial condition and results of operations.

Our certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation and our bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, (iv) any action asserting a claim against the Corporation governed by the internal affairs doctrine, in each case subject to the Court of Chancery of the State of Delaware having jurisdiction over the subject matter and personal jurisdiction over the indispensable parties name as defendants therein, or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision. The forum selection clause in our bylaws may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have an information security program designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we utilize various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a reasonably timely manner. These include, but are not limited to, internal reporting and tools for monitoring and detecting cybersecurity threats.

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We review and test our information technology system on an as-needed basis and also utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our Audit Committee and, from time to time, our Board of Directors.

There can be no assurances that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or are effective in protecting our systems and information.

As of the date of this report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. It has delegated oversight of cybersecurity and other information technology risks to the Audit Committee of the Board of Directors. The Audit Committee oversees the implementation of the cybersecurity risk management program.

The Audit Committee receives periodic reports from management on potential cybersecurity risks and threats. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.

Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants.

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

Item 2. Properties.

Our executive offices are located at 160, Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Republic of Korea 07231, and out telephone number is +82-2-564-8588. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company. For the year ended December 31, 2023, the Company two suspended legal cases as follows, and as of July 15, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co.Ltd, and another	Building Delivery	$85,686
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co.Ltd	Compensation for damages	$10,644

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

The shares of our Class A Common Stock are traded on Nasdaq under the symbol “HRYU” The shares of our Class A Common Stock commenced public trading on August 1, 2023.

(b)	Holders

As of December 31, 2023, we had 67 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date. The decision on whether to pay cash dividends on our common stock in the future will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis together with our audited financial statements, the notes to such statements and the other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. See “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Hanryu Holdings, Inc., a Delaware corporation (“Hanryu Holdings”), along with our wholly owned operating subsidiaries, Hanryu Bank Co., Ltd. (“HBC”), FNS Co., Ltd. (“FNS”), and Marine Island Co., Ltd. (“Marine Island”),), all incorporated under the laws of the Republic of Korea (collectively, the “Company”, “we”, “us”, or “our”), is the creator of the engaging and innovative social media platform, “FANTOO”. FANTOO connects users around the world that share similar interests by providing distinctive service offerings, technologies, applications, and websites. Through FANTOO, we provide a global multi-media platform for our users to interact with other like-minded users, to share their appreciation of various types of entertainment and cultures, create their own content, enjoy other users’ content, engage in commerce, and experience a “fandom” community unlike any other.

Although we anticipate expanding into additional entertainment genres, currently, the majority of FANTOO’s users are enthusiasts of Korean culture (“K-Culture”), also known as the “Korean Wave.” The growing popularity of the Korean Wave has historically been driven by social networking services and online video sharing platforms. Through these channels, the dispersion and exportation of Korean arts, music and entertainment has grown rapidly from a regional influence into a global appreciation of South Korean culture. The expansion of the Korean Wave into a global phenomenon provides a significant opportunity to unite fans across the globe within the FANTOO platform. We aim to become a leading global platform for fans who are passionate about the Korean Wave, eventually expanding into other areas of fandom. Since the FANTOO platform launch in May, 2021, its user base has exceeded 26.6 million users as of December 31, 2023.

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

FANTOO Business Model

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

We intend to create value for our shareholders through developing multiple revenue streams, including (1) direct sales revenue, driven by advertisement, content and commerce sales; and (2) revenue derived from collecting a percentage of user-to-user sales of emojis, online stickers, web novels, webtoons, translation matching, and other user-to-user transactions.

In the long term, we expect the majority of our revenue will be generated from commissions from user-to-user transactions. Deriving revenue from user-to-user transactions gives our platform an advantage over other existing platforms that primarily rely on advertisement sales. We recognize both the creative power and purchasing power of our users and fans in general, and as such, we designed our platform to maximize the economic effects of FANTOO users. Since May 2021, we have experienced a significant growth in the number of FANTOO users, with our user base exceeding 26.6 million users as of December 31, 2023.

Due to the surge in popularity of Korean culture (“K-Culture”), we believe that we have great potential to continue growing our user base, while maintaining a high percentage of Monthly Active Users (“MAUs”). According to the Korea Foundation and Korean Ministry of Foreign Affairs, in 2021, Korean culture had 156.6 million fans in 116 countries, and generated approximately $21.5 billion in global revenue in 2019. Furthermore, K-Culture was ranked as the seventh most influential global culture in 2021, and contributed over $10 billion in exports in 2020, as reported by the Korean Foundation for International Cultural Exchange. The global purchasing power of K-Culture was at $124.3 billion in 2020, based on the 2021 report by the Organization for Economic Co-operation and Development.

FANTOO Reward System

Our user base is encouraged to interact with the FANTOO platform based on our user-reward system which rewards users with FP. FP is an in-platform reward-point styled system, only usable within the FANTOO platform, that can be utilized by users to purchase goods and services offered in the FANTOO platform, such as within the FANTOO shop or to purchase in-application content. Users earn FP based on: (i) the level of each user’s activity within the FANTOO platform; and (ii) the revenue we derive from FANTOO’s advertising sales. At midnight of each day, all advertising revenue for that day is accumulated, and 50% of that day’s total net advertising profits are distributed as FP to users, based upon their level of contribution within the FANTOO platform. From the 50% of profits that are distributed to users as FP, approximately 30% of the distribution of rewards will go to users who are content creators, and the remaining 20% will be issued to general users who participate on the platform. By rewarding our users for interacting with the FANTOO platform, we believe we can promote a much more interactive user base, all while increasing our revenue by way of increased in-application purchasing power. For the purposes of calculating advertising profits allocated for user rewards, the amount of FP issued will be exchanged at a ratio of one FP for every 100 KRW. For the avoidance of doubt, the issuance of FP from advertising revenue is limited to advertising revenue generated within the FANTOO platform, and the Company may earn advertising revenue outside of the FANTOO platform that would not result in the issuance of FP. Although the Company has generated revenue from marketing services, product sales and content sales, because there has been no advertising revenue generated from the FANTOO platform, no FP has been issued as of the date of this Report. The Company does not intend to repurchase FP from users now or in the future. FP does not expire, and FP that is not redeemed by a user will accumulate in such user’s account unless and until such user deactivates their account, at which time such FP will be forfeited and moved to the Company’s reserve account for redistribution.

The Company initially created and mined Kingdom Coin (“KDC”), a public digital cryptocurrency separate and apart from the FANTOO platform, as a method of onboarding and offboarding FP to and from the FANTOO platform through the Kingdom Wallet. However, on June 22, 2022, the Company entered into a Business Transfer Agreement (the “KDC Agreement”) with Kingdom Coin Holdings, a corporation incorporated in the Cayman Islands (the “KDC Foundation”), pursuant to which the Company transferred all of its KDC to the KDC Foundation, and no longer conducts or controls the operations, issuance, or sales of KDC in order to substantially reduce the Company’s involvement with blockchain technologies. This shift in our business plan was undertaken both to protect our users from potential risks associated with speculation in KDC, and because of the recent market and regulatory conditions surrounding cryptocurrency in general. As such, the Company no longer supports or operates Kingdom Wallet, and no longer allows, nor has the technology to allow, the conversion of FP into KDC, or KDC into FP. The KDC Foundation does not, has not, and will not coordinate any of its activities with the Company or the Company’s operation of FANTOO. Further, KDC will not be marketed to FANTOO users.

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

Key Performance Indicators (“KPIs”)

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain KPIs for our business. The KPIs used by the Company are: (1) user base; (2) monthly active users; (3) average revenue per user; and (4) user acquisition cost (“UAC”).

User Base

User base is defined by the Company as all registered users, regardless of the frequency they access the FANTOO platform.

Monthly Active User Accounts (“MAUs”)

MAUs is defined by the Company as unique user accounts that access the FANTOO app during the prior 30 days of the period. The number of MAUs does not correspond to the number of unique individuals who actively utilize the FANTOO platform or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may use multiple devices. We believe that the number of MAUs is a relevant measure to gauge the size of our user base and the opportunity to increase the FANTOO platform’s revenue and gross profit. The table below sets forth the number of users compared to MAUs, and the respective percentage of MAUs to the entire FANTOO user base. The number of MAUs grew significantly in 2022, but the number of MAUs and the percentage of MAUs to user base haven’t grown for the year ended December 31, 2023. This is because the Company focused on R&D and infrastructure investments to stabilize and monetize the FANTOO app. It is also due to a reduction in the Company’s marketing budget; however, the Company expects that the number of MAUs and the percentage of MAUs to user base will increase once the company has more capital and is able to increase marketing spend and invest in more technological developments.

	23-Jan	23-Feb	23-Mar	23-Apr	23-May	23-Jun	23-Jul	23-Agu	23-Sep	23-Oct	23-Nov	23-Dec
User Base	23,774,810	25,174,371	26,590,446	26,592,432	26,594,434	26,598,452	26,612,491	26,634,663	26,676,902	26,685,286	26,692,409	26,695,757
MAU	5,272,,468	1,747,382	1,462,412	1,214,612	912,282	865,544	824,012	798,122	792,643	767,816	744,284	624,626
%	22.18%	6.94%	5.50%	4.57%	3.43%	3.25%	3.10%	3.00%	2.97%	2.88%	2.79%	2.34%

Average Revenue Per User (“ARPU”)

We use ARPU to evaluate and monitor the amount of revenue generated by FANTOO platform users and analyze growth patterns. ARPU is defined as total revenue generated from the FANTOO platform during the period, divided by the average of the number of MAUs at the beginning and end. The average number of MAUs, for purposes of our calculation, is the sum of MAUs for the first month of a tyear and the MAUs for the last month of the same year divided by two. We measure progress in our platform using ARPU because it helps us understand the rate at which we are monetizing our user base.

We believe ARPU is useful to investors in evaluating our operating performance and, more specifically, evaluating the monetization of the FANTOO platform. ARPU and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of ARPU may not be directly comparable to similarly titled measures reported by other companies.

ARPU was zero for the year ended December 31, 2022. For the year ended December 31, 2023, ARPU was zero. The Company intends to use ARPU as a key parameter to measure our FANTOO business performance in the future. The future growth will be attributable to the Company’s organic growth since the launch of the FANTOO platform in May 2021, as well as the results of the Company’s effective marketing and operations.

User Acquisition Cost (“UAC”)

UAC is the total cost to acquire a new user, and is calculated by dividing sales and marketing expense by the number of new users. The Company believes UAC is important in understanding the Company’s effectiveness at acquiring each of its users. UAC was $0.17 for the year ended December 31, 2023. and, For the year ended December 31, 2022 was $0.02 respectively. This efficiencies are due to the Company’s organic growth since the launch of the FANTOO platform in May 2021, as well as the results of the Company’s marketing efforts.

Components of Results of Operations

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW and translated into U.S. Dollars at year-end for the purposes of presentation. During 2023, there was in the exchange rates from KRW 1,291.95/USD $1 to KRW 1,305.41/USD $1.

Revenue

We anticipate that our primary source of revenue will be generated from FANTOO platform operations. Additionally, we have generated limited revenue from the Company’s other subsidiaries’ operations, such as revenue from marketing services, retail sales, and content sales. We started generating revenue from FANTOO business, and we anticipate earning more steady revenue from the Company’s other businesses by 2024.

Revenue from FANTOO business We expect that our primary sources of revenue on the FANTOO platform will be derived from (i) direct sales and (ii) commissions from user-to-user sales. We started generating revenue from FANTOO platform.

(i) Direct Sales We started generating direct sales revenue through: (i) original content sales, such as FANTOO produced web series that can be purchased by users on our platform or licensed to distributors; (ii) e-commerce goods through FANTOO’s Fanshop, which sells items such as the latest fandom goods and upcoming concert tickets; and (iii) advertising sales, including banner placements, splash advertising, pop-up advertisements within the platform, in-platform promotions, and branded content productions. For advertising sales, we act as an agent in arranging third-party promotions to our users. Our business model provides for the distribution of a percentage of our advertising revenue to FANTOO users in the form of FP as incentives for certain activities within the FANTOO platform. Users can then spend FP within the FANTOO platform to purchase goods and/or services, either directly from us or from other users.

(ii) User-to-User Commissions We intend to generate commissions on user-to-user transactions when FANTOO users sell their own products, content, and services to other users. Users can sell: (i) items they have created or produced such as emojis, online stickers, web novels, and webtoons; and (ii) tangible goods or other non-FANTOO platform based fandom items, such as concert tickets. For each sale by a user of content and non-tangible goods, we intend to collect a percentage of the gross purchase price. For sales of tangible goods and non-FANTOO platform based fandom goods, transactions are processed through a secure escrow account, for which we will receive a commission based upon the aggregate purchase price of the transaction.

Revenue from Retail Sales Revenue from retail sales which offers a wide variety of products for purchase. Although we have generated limited revenue from such services in the past, we anticipate earning more steady revenue from this business model by 2024.

Revenue from Marketing Services Revenue from marketing services provided by the Company’s other subsidiaries such as Hanryu Bank, which will include activities such as creating and distributing flyers, hosting events and giveaways, producing advertisement videos, and more. Although we have generated limited revenue from such services in the past, we anticipate earning more steady revenue from this business model by 2024.

Revenue from News Agency Revenue from news agency content sales, which provides news articles and original content to other third-party media outlets. Although we have generated a de minimis amount of revenue from such services in the past, we anticipate earning more steady revenue from this business model by 2024.

As we continue to diversify our product and service offerings, we anticipate additional revenue streams, including:

Revenue from Entertainment Agency Our entertainment agency business will assist influencers in growing their influence base both within and outside of the FANTOO platform. As each influencer’s status grows, we expect to monetize their influencer status through entering into advertisement agreements or performance-based contracts. We anticipate earning revenue from this business model by 2024.

While we anticipate generating revenue from sales of our entertainment agency business by the end of the year ended December 31, 2024, no assurances can be given that we will successfully launch such businesses, and if so, whether such businesses will be successful.

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

Results of Operations

Comparisons of the Fiscal Years Ended December 31, 2023 and 2022

The following table sets forth a summary of our statements of operations for the fiscal years ended December 31, 2023 and 2022:

	Fiscal Years Ended December 31,
	2023	2022
Revenue	$794,166	$428,187
Cost of Revenue	68,592	-
Gross Profit (Loss)	725,574	428,187

Operating Expense
Marketing and advertising expense	1,292,603	300,381
Research and Development expense	309,941	114,476
General and administrative expense	9,650,875	5,434,855
Total operating expense	11,253,419	5,849,712
Total Other Income	2,335,862	217,434
Net Loss from Continuing operation	(8,191,983)	(5,204,091)
Net Loss from discontinued operations	(1,215,652)	(1,182,412)
Net Loss	$(9,407,635)	$(6,386,503)

Revenue

	Fiscal Years Ended December 31,
	2023	2022	$ Change	% Change
Advertising sales	$702,547	$-	702,547	NA
Product sales	71,242	-	$71,242	NA
Content sales	20,377	4,490	15,887	354%
Service Sales	-	423,697	(423,697)	NA
Total Revenue	$794,166	$428,187	$365,979	86%

Total revenue increased $0.4 million, or 86%, to $0.8 million, compared to $0.4 million in the comparable prior year period. Revenue for Fiscal Year 2022 included $423,697 of service sales provided to a South Korean company whereby the Company produced marketing materials such as flyers, administered giveaways, produced videos, hosted events, and helped to distribute the South Korean company’s K-Culture fandom products. The term of the contract for the provision of marketing services was only for one month beginning September 1, 2022 and ending September 30, 2022, and the contract was not renewed. Excluding services sales recognized during Fiscal Year 2022, total revenue for Fiscal Year 2023 increased $0.8 million, or 17,544% compared to the comparable prior year period. Advertising sales increased $0.7 million, to $0.7 million, compared to $0 in the comparable prior year period. The change reflected a $0.7 million increase in on-platform advertising sales reflecting a strategic shift in the allocation of resources to boost advertising sales. Product sales increased $0.07 million, to $0.07 million, compared to $0 in the comparable prior year period. The change reflected a $0.07 million increase in promotional product sales, reflecting a strategic shift in the allocation of resources to higher margin products. Content sales increased $0.02 million, or 354%, to $0.02 million, compared to $0.01 million in the comparable prior year period. The change reflected a $0.02 million increase in the facility rental related to content sales, reflecting a strategic shift in the allocation of resources to generate content related sales. Service sales decreased $0.4 million, to $0 million, compared to $0.4 million in the comparable prior year period. The change reflected a $0.4 million decrease in not renewed service contract, reflecting a strategic shift in the allocation of resources to the main business.

Cost of Revenues

	Fiscal Years Ended December 31,
	2023	2022	$ Change	% Change
Total cost of revenue	$68,592	$-	$68,592	NA

Cost of revenue for the fiscal years ended December 31, 2023 and 2022 was $68,592, and $0, respectively. The increase in cost of revenue is principally due to the substantial increase in product sales reported during the fiscal year ended December 31, 2023, compared to the corresponding period in 2022.

Operating Expense

Marketing and Advertising

	Fiscal Years Ended December 31
	2023	2022	$ Change	% Change
Marketing and Advertising	$1,292,603	$300,381	$992,222	330%

Marketing and advertising expense for the fiscal years ended December 31, 2023 was $1,292,603, as compared to $992,222 for the fiscal year ended December 31, 2022. The Company increased marketing expenses in order to engage the large base of existing users and attract new users to the FANTOO platform.

Research and Development

	Fiscal Years Ended December 31
	2023	2022	$ Change	% Change
Research and Development:	$309,941	$114,476	$195,465	171%

Research and development expense for the fiscal years ended December 31, 2023 was $309,941, as compared to $114,476 for the fiscal year ended December 31, 2022. The Company expects to increase research and development expenses in order to update and implement the Fantoo platform to provide existing users and prospective users better services.

General and Administrative

General and administrative expense for the periods presented was comprised of the following:

	Fiscal Years Ended December 31,
	2023	2022	$ Change	% Change
Personnel costs	$5,029,710	$2,828,213	$2,201,497	78%
Commissions and Consulting costs	3,449,933	1,840,891	1,609,042	87%
Depreciation and Amortization	381,917	168,849	213,068	126%
Operating lease costs	287,487	255,357	32,130	13%
Other costs	501,828	341,545	160,283	47%
Total General and Administrative Expense	$9,650,875	$5,434,855	$4,216,020	78%

General and administrative expense for the fiscal year ended December 31, 2023 increased by $4,216,020, or 78%, as compared to the fiscal year ended December 31, 2022. The increase was primarily due to an increase in personal costs of $2,201,497, and depreciation and amortization expense of $213,068, and an increase in commissions and consulting costs of $1,609,042, and an increase in operating lease cost of $32,130, and an increase in other costs of $160,283. The increase in general and administrative expense is principally attributable to the increase in travel expenses required to support preparing IPO and spent as business trip to New York city, resulting in a substantial increase in other costs, and an increase in professional fees associated with this proposed offering.

Other income

Other income for the periods presented was comprised of the following:

	Fiscal Years Ended December 31,
	2023	2022	$ Change	% Change
Other income	$2,335,862	$217,434	$2,118,428	974%

Other income for the fiscal year ended December 31, 2023 was $2,355,862, an increase of $2,118,428, or 974%, as compared to the fiscal year ended December 31, 2022, which was primarily driven by $3,390,323 in gain on disposal of subsidiaries recognized due to the selling of owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce.

Liquidity and Going Concern

We have experienced recurring net losses and negative cash flows from operations since our inception. As of December 31, 2023, we had cash and cash equivalents of approximately $5,427,830, working capital of approximately $10,140,579, and sustained cumulative equity(deficit) to common stockholders of approximately $13,068,465, as compared to cash and cash equivalents of $118,262 as of December 31, 2022.

As of December 31, 2022, we had cash and cash equivalents of approximately $118,262, working capital of approximately $(757,981), and sustained cumulative equity(deficit) to common stockholders of approximately $(1,340,515), as compared to cash and cash equivalents of $330,448 as of December 31, 2021.

As of December 31, 2023, our principal sources of capital used to fund our operations were the net proceeds we received from the issuance of common stock by exercise of warrants, private placements and initial public offering. Since the fiscal year ended December 31, 2022, the Company has generated approximately $5.7 million from the exercise of warrants to purchase 5,514,319 shares of common stock of Hanryu Holdings by the HBC Warrantholders, $10 million from the private placement to purchase 1,000,000 shares of common stock of Hanryu Holdings, and $7.7 million from the initial public offering to purchase 877,328 shares of common stock of Hanryu Holdings.

We expect to continue to incur substantial expenditures in the foreseeable future at rates consistent with expenditures incurred during fiscal 2024 for the development of our technologies and platform infrastructure. We will require additional financing to further develop and market our platform business, and otherwise execute our business plan. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We will seek funds through additional equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We believe that our cash on hand, along with current financing resources we have, and additional revenue we expect to receive through our business, will sustain our operations until at least December 31, 2024.

We are focused on expanding our service offering through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Cash Flows for the Fiscal Years Ended December 31, 2023 and 2022

The following table summarizes changes in cash for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(14,717,919)	$(3,485,749)
Net cash provided(used) in investing activities	(3,975,270)	1,329,102
Net cash provided by financing activities	24,883,727	2,890,611
Net increase/decrease in cash – continued operation	6,190,538	733,964
Net increase/decrease in cash – discontinued operations	(1,033,664)	(939,257)
Effect of exchange rate changes on cash and cash equivalents	151,998	(6,197)
Cash at beginning of year	118,958	330,448
Cash at end of year	$5,427,830	$118,958

Cash Flows from Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2023 was $14,717,919, which primarily reflected our net loss of $8,191,983, net of adjustments to reconcile net loss to net cash provided by operating activities of $(6,525,936), which included a bad debt expense of other asset of $1,189,511, a depreciation and amortization charge of $337,435, an amortization of right-of-use asset of $287,487, and excluded $3,390,323of non-cash other income for a gain on disposal of subsidiary. Net cash used in operating activities for the fiscal year ended December 31, 2022 was $3,485,749, which primarily reflected our net loss of $5,204,091, net of adjustments to reconcile net loss to net cash provided by operating activities of $1,718,342, which primarily included an amortization of right-o-use asset charge of $255,357, depreciation and amortization charge of $168,848. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities

Cash flows from investing activities were comprised of the following for the annual periods presented:

	Fiscal Year Ended December 31,
	2023	2022
Receipt from collection of short-term loan receivables	$4,450,432	$730,156
Receipt from collection of long-term loan receivables to related parties	1,241,725	-
Receipt from collection of long-term loan receivables	-	1,155,200
Sales of investments	-	697,395
Payment for short-term loan receivables	(7,673,500)	(1,246,625)
Payment for short-term loan receivables to related parties	(1,279,518)	-
Purchase of property and equipment	(714,409)	(7,024)
Net cash provided (used) in investing activities	$(3,975,270)	$1,329,102

Our net cash used in investing activities was $(3,975,270)for the fiscal year ended December 31, 2023, representing an increase of $5,304,372, or 399%, as compared to $1,329,102 of cash provided in investing activities for the year ended December 31, 2022. This increase was primarily driven by a $7,673,500 and $1,279,518 decrease in payment for short-term loan receivables and short-term loan receivables to related parties, and $714,409 decrease in cash used for purchase of property and equipment and a $4,450,432 and $1,241,725 increase in receipt from collection of short-term loan receivables and long-term loan receivables to related parties.

Cash Flows from Financing Activities

Cash flows from financing activities were comprised of the following for the annual periods presented:

	Fiscal Year Ended December 31,
	2023	2022
Proceeds from short-term loan payables	$2,301,134	$771,083
Proceeds from short-term loan payables from related parties	764,903	749,642
Proceeds from exercising warrants	5,717,827	2,004,368
Proceeds from issuance of common stock	10,000,000	—
Net proceeds from IPO	7,708,016	—
Repayment of short-term loan payables	(750,663)	(77,558)
Repayment of short-term loan payables from related parties	(857,490)	(556,924)
Net cash provided by financing activities	$24,883,727	$2,890,611

Our net cash provided by financing activities was $24,833,727 for the year ended December 31, 2023, consisting of a $2,301,134 increase in cash proceeds from short-term loan payables, a $764,903 increase in cash proceeds from short-term loan payables from related parties, a $5,717,827 increase in cash proceeds from exercising warrants, a $10,000,000 increase from issuance of common stock, $7,708,016 increase in cash proceeds from IPO, and a $750,663 decrease in cash used for short-term loan payables, a $857,490 decrease in cash used for short-term loan payables from related parties. Our net cash provided by financing activities was $2,890,611 for the fiscal year ended December 31, 2022, consisting primarily of a $771,083 increase in cash proceeds from short-term loan payables, a $749,642 increase in cash proceeds from short-term loan payables from related parties, a $2,004,368 in proceeds from exercising warrants, and offset by repayment of short-term loan payables and short-term loan payables from related parties of $77,558 and $556,924, respectively.

Convertible Debt

As of December 31, 2022, the remaining outstanding principal amount of bonds with warrants was approximately $3,550,856. There was no issuance of bonds with warrants for the year ended December 31, 2022. A $245,011 decrease in bonds with warrants compared to the balance of $3,795,867 as of December 31,2021 was due to currency translation adjustment.

On April 28, 2022, warrants of $277,096 were exercised to purchase 700,000 common shares of HBC. On May 4, 2022, warrants of $47,405 were exercised to purchase 120,000 common shares of HBC.

On August 26, 2022, warrants of $74,800 were exercised into 66,666 Common Shares at approximately $1.27 per share and warrants of $209,440 were exercised into 560,000 Common Shares at approximately $0.42 per share. On September 27, 2022, warrants of $69,945 were exercised into 55,555 Common Shares at approximately $1.27 per share. On September 28, 2022, warrants of $419,353 were exercised into 1,000,000 Common Shares at approximately $0.42 per share. On September 30, 2022, warrants of $209,088 were exercised into 166,667 Common Shares at approximately $1.27 per share.

On October 4, 2022, warrants were exercised with an exercise price of $1.27 to purchase 500,000 shares of common stock. The Company received convertible bond issued by Setopia Co., Ltd, with an aggregate value of $635,000. The convertible bonds were initially issued on January 27, 2022, with no annual interest and maturity date of January 27, 2025. On October 14, 2022, warrants were exercised with an exercise price of $1.27 to purchase 27,778 shares of common stock. The Company received $35,278 by cash. On November 16, 2022, warrants were exercised with an exercise price of $1.27 to purchase 60,000 shares of common stock. The Company received $76,200 by cash. On December 6, 2022, warrants were exercised with an exercise price of $1.27 to purchase 303,030 shares of common stock. The Company received $384,848 by cash. On December 30, 2022, warrants were exercised with an exercise price of $1.27 to purchase 111,460 shares of common stock. The Company received $141,554 by cash.

On January 4, 2023, through March 8, 2023, warrants of $1,813,120 were exercised with an exercise price of $1.27 to purchase 1,427,653 shares of Common Stock by cash of $1,420,144 and debt conversion of $392,776.

On March 24, 2023, warrants of $8,400 were exercised with an exercise price of $0.42 to purchase 20,000 shares of Common Stock by cash.

On April 13, 2023, warrants of $420,000 were exercised with an exercise price of $0.42 to purchase 1,000,000 shares of Common stock by cash.

On May 4, 2023, thorough May 8, 2023, warrants of $3,894,666 were exercised with an exercise price of $1.27 to purchase 3,066,666shares of Common stock by cash.

Contractual Obligations

We have no contractual obligations as of December 31, 2023.

On September 14, 2022, the Company entered into a one-year lease agreement which expired on September 14, 2023. And the Company expand its lease term to September 14, 2024. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the consolidated balance sheet in the amount of $116,333 as of December 31, 2023, and $118,362 as of December 31, 2022.

The Company has a lease agreement for a vehicle which was initially made on September 16, 2021, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is recorded as other asset in the consolidated balance sheet in the amount of $116,279 as of December 31, 2022. On December 28, 2023, the Company terminated the lease agreement earlier than the original contract, and the deposit amount of $64,725 was returned to the Company and the remaining of $51,554 was paid as the penalties.

Expenses related to these leases totaled approximately $112,368 and $140,070 for the years ended December 31, 2023 and December 31, 2022.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included elsewhere in this Report. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

Translational

Our functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiaries, Hanryu Bank, FNS, and Marine Island, which are our primary operating subsidiaries, is the KRW. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the condensed consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Recent Accounting Pronouncements

We have determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the years   ended December 31, 2023 and December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2023 and December 31, 2022   are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the years ending December 31, 2023 and December 31, 2022. As a result, this Annual Report does not address whether there have been any changes in our internal control over financial reporting.

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

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers, directors and director nominees as of December 31, 2023.

Name	Age	Position
Executive Officers and Directors:
Chang-Hyuk Kang	43	Chief Executive Officer/Director
Ju-Hyon Shin	49	Chief Financial Officer
David Gregg	61	Chief Communications Officer
Dae-Hwan Son	47	Chief Operating Officer
Dong Hoon Park	39	Chief Marketing Officer
Taehoon Kim	50	Chief Technology Officer/Vice President
Jay Hyong Woo	51	Director
Aram Ahn	54	Director
John S. Morris	60	Director

On February 26, 2024, the board of directors (the “Board”) of Hanryu Holdings, Inc. (the “Company”) terminated the employment of Changhuyk Kang as the Chief Executive Officer of the Company for cause, effective immediately. On the same date, the Board appointed TaeHoon Kim, who serves as the Chief Technology Officer and Vice President of the Company, as the interim Chief Executive Officer of the Company, effective immediately.

Background of Executive Officers and Directors

Chang-Hyuk Kang, age 43, Director, Chief Executive Officer

Chang-Hyuk Kang was appointed as Chief Executive Officer of the Company in October 2021. Mr. Kang previously served as the Director of Tax Homea & Out Tax Corporation from November 2007 to July 2020, and as the Auditor at Setopia Co., Ltd. from August 2020 to March 2021. Since 2021, Mr. Kang has served as an executive of our subsidiaries, FNS Co., Ltd and of Hanryu Bank Co., Ltd since October 2020. Mr. Kang graduated Dankook University with a bachelor’s degree in the Department of Accounting in Seoul, South Korea in February 2007, and Korea University with a Master’s degree in the Department of Tax Law in Seoul, South Korea in August 2019.

The Board of Directors believes that Mr. Kang is well qualified to serve as a member of the Board because of his strong executive and business operations skills.

Ju-Hyon Shin, age 49, Chief Financial Officer

Ju-Hyon Shin has served as the Chief Financial Officer of the Company since May 2021. Prior to that, he served, in finance management roles at Centralinsight Co., Ltd., a KOSPI listed company, from January 2021 to May 2021 and at EQCELL Co., Ltd., a KOSDAQ listed company, from October 2019 to January 2021 Mr. Shin also served as the Chief Financial Officer of LUXL Co., Ltd, a KOSDAQ listed company, from June 2001 to October 2019. Mr. Shin earned a bachelor’s degree in the Department of Business Administration from SeoHae University in North Jeolla, South Korea in February 1997.

David Gregg, age 61, Chief Communications Officer

David Gregg was appointed as Chief Communications Officer of the Company in January 2022. Mr. Gregg previously worked as a Social Enterprise Strategist, including as the Chief Executive Officer and co-founder of Socialwise, since 2013. Mr. Gregg earned a bachelor’s degree in Communications from Brigham Young University in Rexburg, Idaho in July 1992.

Dae-Hwan Son, age 47, Chief Operating Officer

Dae-Hwan Son was appointed as Chief Operating Officer of the Company in October 2021. Mr. Son has served as a director of the Company’s subsidiaries Hanryu Bank Co., Ltd. since March 2021. Mr. Son has also served as a director of Ko-Tech International Co. since November 2019, and a director of Zero Tour since November 2016. Mr. Son earned a bachelor’s degree in the Department of Administration from the Department of Public Administration of SongWon University in Gwangju City, South Korea in February 1997.

Dong Hoon Park, age 39, Chief Marketing Officer

Dong Hoon Park was appointed as Chief Marketing Officer in October 2021. Mr. Park has served as a director of the Company’s subsidiaries, FNS Co., Ltd., since April 2021, Hanryu Bank Co., Ltd. since October 2020 since July 2020. Mr. Park has also served as a director of K-BIO Co., Ltd since April 2014, and K-BIO USA Co., Ltd since March 2021. Mr. Park earned a bachelor’s degree in the Department of Business Administration from Anyang University in Anyang, South Korea, in February 2010.

Taehoon Kim, age 50, Chief Technologyl Officer

Taehoon Kim was appointed Chief Technology Officer and Vice President of Hanryu Holdings as of June 1, 2022. Mr. Kim was the Founder of Rulemaker Inc. and served as CEO from June 2014 to May 2021. He also served as CEO at Webzen Mobile, Inc. from May 2012 to May 2014, as COO at Webzen, Inc. from September 2008 to April 2012, and as Director at NHN Games Corporation from August 2005 to August 2008. Mr. Kim earned a bachelor’s degree in the Department of German Language Education in Seoul National University in February 1997 and received his MBA from Seoul National University in February 2014.

Jay Hyong Woo, age 52, Director

Jay Hyong Woo was appointed as a director of the Company on February 14, 2022. Mr. Woo has served as the president of Epic Pro, Inc since November 2003. He also served as the Chief Executive Officer of CTK US from August 2017 to December 2021. Prior to that, Mr. Woo served as the President of Crossen, Inc, from August 2009 to March 2018. Mr. Woo earned a Bachelor of Arts in Hotel Management from the University of Nevada Las Vegas.

Mr. Woo was selected to be a director based on his extensive experience operating and advising businesses in a number of different industries. This will benefit the Company as we develop our business, and seek to expand the areas in which we operate.

Aram Ahn, age 54, Director

Aram Ahn was appointed as a director of the Company on February 14, 2022. Mr. Ahn has served as the Chief Executive Officer of Leverstone Financial Co, Inc. since February 2016. From January 2013 to October of 2015, Mr. Ahn managed the trading department at Maxberry T&I. Mr. Ahn earned a bachelor’s degree in statistics from Korea University in Seoul, South Korea, and a Masters degree in the Department of Financial Law from Korea University in Seoul, South Korea.

Mr. Ahn was selected to be a director based on his extensive experience in the financial services industry.

John S. Morris, age 61, Director

John S. Morris was appointed as a director of the Company on February 14, 2022. Mr. Moris is the Chief Financial Officer for Metra Commuter Rail and a member of the Chicago Board of Directors for Cents Ability. He has served as the finance leader for Synchrony’s Oil and Gas Programs from 2015 to 2021. Prior to that, Mr. Morris has served as the CFO for US Commercial Cards at J.P. Morgan from 2010 to 2014, as well as serving as the financial leader for programs including Best Buy and Yamaha at HSBC from 2007 to 2009. Mr. Morris is a Certified Public Accountant and earned a bachelor’s degree in nuclear engineering from The United States Military Academy at West Point, MBA from Northwestern University’s Kellogg School, and a Master’s degree in science from University of Southern California’s Viterbi School.

Mr. Morris was selected to be a director based on his background as a financial analysis executive with over 20 years of experience in the financial services industry.

Board Composition

Our Board currently consists of four members. Each of our directors will serve until our next annual meeting of stockholders or until his or her successor is elected and duly qualified. Our Board is authorized to appoint persons to the offices of Chair of the Board of Directors, Vice Chair of the Board of Directors, Chief Executive Officer, President, one or more Vice Presidents, Chief Financial Officer, Treasurer, one or more Assistant Treasurers, Secretary, one or more Assistant Secretaries, and such other officers as may be determined by the Board. The Board may also empower the Chief Executive Officer, or in absence of a Chief Executive Officer, the President, to appoint such other officers and agents as our business may require. Any number of offices can be held by the same person.

Director Independence

Our Board has determined that three members of its directors qualify as independent directors, as determined in accordance with the rules of the Nasdaq Stock Market (“Nasdaq”). Under the applicable Nasdaq listing requirements for the Nasdaq Capital Market, we are permitted to phase in our compliance with the majority independent board requirement of the Nasdaq rules within one year of our listing on the Nasdaq Capital Market. The director independence definition under the Nasdaq rule includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

There are no other family relationships among any of our directors or executive officers.

Role of Board in Risk Oversight Process

Our Board has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business, and the steps we take to manage them. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk. Cybersecurity risk is a key consideration in our operational risk management capabilities. We are in the process of instituting a formal information security management program, which will be subject to oversight by, and reporting to, our Board. Given the nature of our operations and business, cybersecurity risk may manifest itself through various business activities and channels and is thus considered an enterprise-wide risk which is subject to control and monitoring at various levels of management throughout the business. Our Board will oversee and review reports on significant matters of corporate security, including cybersecurity. In addition, we maintain specific cyber insurance through our corporate insurance program, the adequacy of which is subject to review and oversight by our Board.

Our audit committee reviews information regarding liquidity and operations and oversees our management of financial risks. Periodically, our audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. Our compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. Matters of significant strategic risk are considered by our Board as a whole.

Board Committees and Independence

Our Board has established the following three standing committees: audit committee, compensation committee, and nominating and governance committee. Our Board has adopted written charters for each of these committees. We made each committee’s charter available under the Corporate Governance section of our website at www.hanryuholdings.com/en. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report. All members of the Audit and Compensation Committees will meet the criteria for independence.

Board Diversity

Our nominating and governance committee will be responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and governance committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity, ethics and values;

●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

●	experience as a board member or executive officer of another publicly-held company;

●	strong finance experience;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;

●	experience relevant to our business industry and with relevant social policy concerns; and

●	relevant academic expertise or other proficiency in an area of our business operations.

Our Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee, at any time, have been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers on our Board of Directors or compensation committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our employees, officers and directors. We made our Code of Business Conduct and Ethics available under the Corporate Governance section of our website at www.hanryuholdings.com/en. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report. We intend to disclose any future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of these provisions, on our website or in our filings with the SEC under the Exchange Act.

Limitation of Liability and Indemnification

Our Certificate of Incorporation (“Charter”), and our bylaws (“Bylaws”) provide the indemnification of our directors and officers to the fullest extent permitted under the Delaware General Corporation Law (“DGCL”). In addition, the Charter provides that our directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director and that if the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

As permitted by the DGCL, we have entered into or plan to enter into separate indemnification agreements with each of our directors and certain of our officers that require us, among other things, to indemnify them against certain liabilities which may arise by reason of their status as directors, officers or certain other employees. We expect to obtain and maintain insurance policies under which our directors and officers are insured, within the limits and subject to the limitations of those policies, against certain expenses in connection with the defense of, and certain liabilities that might be imposed as a result of, actions, suits or proceedings to which they are parties by reason of being or having been directors or officers. The coverage provided by these policies may apply whether or not we would have the power to indemnify such person against such liability under the provisions of the DGCL.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as our officers and directors. At present, there is no pending litigation or proceeding involving our directors or officers for whom indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Item 11. Executive Compensation

We are an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation table and an Outstanding Equity Awards at Fiscal Year End table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to our “named executive officers,” who are those individuals serving as our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (the “Named Executive Officers”).

We have identified Chang-Hyuk Kang and Ju-Hyon Shin as our Named Executive Officers. Our Named Executive Officers for the fiscal year ending December 31, 2024 may change, as we may hire or appoint new executive officers.

For the fiscal years ended December 31, 2023 and December 31, 2022, compensation for NEO was as follows:

Name and principal position	Year	Compensation	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Chang-Hyuk Kang		Received	$—	$—	$—	$—	$—	$—
Chief Executive Officer	2023	Accrued	$91,925	$—	$—	$—	$—	$91,925
Ju-Hyon Shin		Received	$58,736	$—	$—	$—	$—	$58.736
Chief Financial Officer	2023	Accrued	$75,213	$—	$—	$—	$—	$75,213
Chang-Hyuk Kang		Received	$31,563	$—	$—	$—	$—	$31,563
Chief Executive Officer	2022	Accrued	$96,268	$—	$—	$—	$—	$96,268
Ju-Hyon Shin		Received	$64,399	$—	$—	$—	$—	$64,399
Chief Financial Officer	2022	Accrued	$66,832	$—	$—	$—	$—	$66,832

(1)	This column represents the grant date fair value calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). These amounts do not represent the actual value, if any, that may be realized by the Named Executive Officers.

(2)	Accrued and unpaid salary expenses which were recorded for the years ended December 31, 2023 and December 31, 2022 will be paid and was paid during the year of 2024 and 2023.

Elements of Compensation

Our executive compensation program consisted of the following components of compensation in 2023 and 2022:

Base Salary

Each of our executive officers receives a base salary for the expertise, skills, knowledge and experience he or she offers to our management team. The base salary of each of our executive officers is re-evaluated annually, and may be adjusted to reflect:

●	the nature, responsibilities, and duties of the officer’s position;

●	the officer’s expertise, demonstrated leadership ability, and prior performance;

●	the officer’s salary history and total compensation, including annual equity incentive awards; and

●	the competitiveness of the officer’s base salary.

Equity Incentive Awards

Moving forward, we believe that to attract and retain management, key employees and non-management directors, the compensation paid to these persons should include, in addition to base salary, annual equity incentives. Our Compensation committee will determine the amount and terms of equity-based compensation granted to each individual. In determining whether to grant certain equity awards to our executive officers, the Compensation Committee will assess the level of the executive officer’s achievement of meeting individual goals, as well as the executive officer’s contribution towards goals of the Company. Whenever possible, equity incentive awards will be granted under our equity incentive plan, described below.

Employment Agreements and Potential Payments upon Termination or Change of Control

On May 2, 2021, HBC entered into an employment agreement with Chang Hyuk Kang, HBC’s Chief Executive Officer. The employment agreement provides for an annual base salary of $67,516.25, with a one-year term effective May 2, 2021. Mr. Kang’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,184.90 Korean Won to $1.00. On July 1, 2022, HBC entered into a revised employment agreement with Chang Hyuk kang, HBC’s Chief Executive Officer. The employment agreement provides for an annual base salary of $92,883, with a one-year term effective July 1, 2022. Mr. Kang’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,291.95 Korean Won to $1.00.

On May 3, 2021, HBC entered into an employment agreement with Ju-Hyon Shin, the HBC’s Chief Financial Officer. The employment agreement provides for an annual base salary of $63,296.48, with a one-year term effective May 3, 2021. Mr. Shin’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,184.90 Korean Won to $1.00. On July 1, 2022, HBC entered into a revised employment agreement with Ju-Hyon Shin, the HBC’s Chief Financial Officer. The employment agreement provides for an annual base salary of $65,792, with a one-year term effective July 1, 2022. Mr. Shin’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,291.95 Korean Won to $1.00.

On March 1, 2021, HBC entered into an employment agreement with Dong Hoon Park, the Company’s Chief Marketing Officer. The employment agreement provides for an annual base salary of $63,296.48, with a one-year term effective March 1, 2021. Mr. Park’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,184.90 Korean Won to $1.00. On July 1, 2022, HBC entered into a revised employment agreement with

Dong Hoon Park, the Company’s Chief Marketing Officer. The employment agreement provides for an annual base salary of $92,883, with a one-year term effective July 1, 2022. Mr. Park’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,291.95 Korean Won to $1.00.

On October 1, 2021, Fantoo Entertainment entered into an employment agreement with Dae-Hwan Son, the Company’s Chief Operating Officer. The employment agreement provides for an annual base salary of $67,516.25, with a one-year term effective October 1, 2021. Mr. Son’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,184.90 Korean Won to $1.00. On July 1, 2022, HBC entered into a revised employment agreement with Dae-Hwan Son, the Company’s Chief Operating Officer. The employment agreement provides for an annual base salary of $92,883, with a one-year term effective July 1, 2022. Mr. Son’s salary was initially determined in Korean Won, and was converted to USD at an exchange ratio of 1,291.95 Korean Won to $1.00.

On June 1, 2022, HBC entered into an employment agreement with Taehoon Kim to serve as the Company’s Chief Technology Officer and Vice President. The employment agreement will provide for an annual base salary of $101,274, with a one-year term effective June 1, 2022. Mr. Kim’s salary will be initially determined in Korean Won, and converted to USD at an exchange ratio of 1,184.90 Korean Won to $1.00. Although Taehoon Kim entered into an employment agreement on June 1, 2022, he subsequently entered into an oral agreement with HBC agreeing to waive his compensation until after the Company consummates its Initial Public Offering.

On January 1, 2022, HBC entered into an employment agreement with David Gregg, the HBC’s Chief Communications Officer. The employment agreement provides for a monthly base salary of $3,000, with a one-year term effective January 1, 2022. Although David Gregg entered into an employment agreement on January 1, 2022, he subsequently entered into an oral agreement with HBC agreeing to waive his compensation until after the Company consummates its Initial Public Offering.

On February 26, 2024, the board of directors (the “Board”) of Hanryu Holdings, Inc. (the “Company”) terminated the employment of Changhuyk Kang as the Chief Executive Officer of the Company for cause, effective immediately. On the same date, the Board appointed TaeHoon Kim, who serves as the Chief Technology Officer and Vice President of the Company, as the interim Chief Executive Officer of the Company, effective immediately.

None of the aforementioned agreements will require payment, other than wages already earned, upon such individual’s termination or in the event of a change in control.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock option awards, or other equity-based awards, held by any of the Named Executive Officers as of December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2023

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2022 Omnibus Equity Incentive Plan	—	$—	1,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,500,000

Stock Option and Incentive Plan

Hanryu Holdings, Inc. 2022 Omnibus Equity Incentive Plan

Our Board unanimously approved the Hanryu Holdings, Inc. 2022 Omnibus Equity Incentive Plan (the “Plan”) on February 14, 2022. The maximum number of shares of common stock issuable under the Plan is currently 1.5 million shares, subject to adjustments for stock, stock dividends or other similar changes in our common stock or our capital structure.

Our Plan provides for the grant of (a) Incentive Stock Options (within the meaning of Section 422 of the Code) to our full-time employees (“Employees”), subject to the requirements of Section 422(c)(6) where an Employee owns 10% or more of our voting stock outstanding; (b) Non-Qualified Options (together with Incentive Stock Options, “Options”); (c) stock awards; and (d) performance shares to any individual who is (i) an Employee, (ii) a member of our Board, or (iii) an independent contractor who provides services for the Company.

Plan Administration

Pursuant to the Plan, our Board has delegated the authority to administer the Plan to the Board’s Compensation Committee (the “Committee”). Subject to the provisions of our Plan, the Committee has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards, and the form of consideration, if any, payable upon exercise. The Committee also has the authority to amend, modify, extend renew or terminate outstanding Options, or may accept the cancellation of outstanding Options, whether or not granted under the Plan, in return for the grant of new Options at the same or a different price. Additionally, the Committee may shorten the vesting period, extend the exercise period, remove any or all restrictions or convert an Incentive Option to a Non-Qualified Option, if, at its sole discretion, it determines that such action is in the best interest of the Company; provided, however, that any modification made to outstanding Options requires the prior consent of the holder(s) of such Options, unless the Committee determines that the action would not materially and adversely affect such holder(s).

Incentive Stock Options

The exercise price of Incentive Stock Options granted under our Plan must at least be equal to 100% of the fair market value of our common stock on the date of grant. The term of an Incentive Stock Option may not exceed ten years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

Non-Qualified Stock Options

The exercise price of Non-Qualified Options granted under our Plan must at least be equal to 85% of the fair market value of our common stock on the date of grant. The term of a Non-Qualified Stock Option may not exceed ten years.

Stock Awards or Sales

Eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services. The purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered. Eligible individuals shall have no stockholder rights with respect to any unvested restricted shares or restricted share units issued to them under the stock award or sales program, however, eligible individuals shall have the right to receive any regular cash dividends paid on such shares.

Termination of Relationship

Except as the Committee may otherwise determine with respect to a Non-Qualified Stock Option, if the holder of an Option ceases to have a Relationship (as defined in the Plan) with the Company for any reason other than death or permanent disability, any Options granted to him shall terminate 90 days from the date on which such Relationship terminates; provided, however, that no Option may be exercised or claimed by the holder of an Option following the termination of his Relationship for Cause (as defined in the Plan). In the event that the Relationship terminates as a result of the death or permanent disability of the Option holder, any Options granted to him shall terminate one year from the date of his death or termination due to permanent disability. In no event may an option be exercised later than the expiration of its term.

Certain Adjustments

In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the Plan, the administrator will adjust the number and class of shares available for future grants under the Plan, the exercise price of outstanding Options, the number of shares covered by each outstanding award, or the purchase price of each outstanding award.

Reorganization

In the event we are a party to a merger or other corporate reorganization, all outstanding Options shall be subject to the agreement of merger or reorganization. Such agreement may provide for the assumption of the outstanding Options by the surviving corporation or its parent or for their continuation by the Company (if the Company is a surviving corporation); provided, however, that if the assumption or continuation is not [provided by/used in] such agreement, then the Committee, in its sole discretion, shall have the option of offering the payment of a cash settlement equal to the difference between the amount to be paid for one share under the agreement and the exercise price.

Change of Control

Under the Plan, a Change of Control is generally defined as: (i) the sale of all or substantially all of the assets of the Company, or (ii) any merger, consolidation or acquisition of the Company with, by or into another corporation, entity or third party, the result of which is a change in the ownership of more than 50% of the voting capital stock of the Company.

In the event of a Change of Control, all restrictions on all awards or sales of shares will accelerate and vesting on all unexercised and unvested Options will occur on the Change of Control date.

Director Compensation

Each of our non-employee directors are entitled to receive a monthly retainer of $3,000 for serving on the Board, which fee may be paid either in cash, options or shares of common stock. As of July 15, 2024,, we have paid no compensation to non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 31, 2023 for (i) each of our executive officers and directors individually, (ii) all of our executive officers and directors as a group, and (iii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. The percentage of beneficial ownership in the table below is based on 52,808,589 shares of our common stock deemed to be outstanding as of December 31, 2023.

Name, address and title of beneficial owner(1)	Shares of Common Stock	Total Number of Shares Beneficially Owned		Percentage of Voting Common Stock Outstanding (2)
Officers and Directors
Chang-Hyuk Kang
Chief Executive Officer and Director	1,400,000	1,400,000		2.65%
Jay Hyong Woo
Director		—
Aram Ahn
Director		—
John S. Morris
Director		—
Ju-Hyon Shin
Chief Financial Officer	100,000	100,000	*	*
David Gregg
Chief Communications Officer	—	—		—
Dae-Hwan Son
Chief Operating Officer	400,000	400,000		*
Dong Hoon Park
Chief Marketing Officer	1,200,000	1,200,000		2.27%
Taehoon Kim
Chief Technology Officer and Vice President	150,000	150,000		*
Executive Officers and Directors as a Group (9 persons)	3,250,000	3,250,000

Greater than 5% Stockholders
Mun Joong Kang
#2403-302 (Dasan i-park), 325, Dasansoonhwan-ro, Namyangju-si, Gyeonggi-do, Republic of Korea	7,914,765	7,914,765		14.99%
Si Young Jang
#301, 28-gil 2, Donggwang-ro, Seocho-gu, Seoul, Republic of Korea	2,900,000	2,900,000		5.49%

*	Less than 1.0%
(1)	Unless otherwise indicated, the business address for each of the executive officers and directors is c/o Hanryu Holdings, Inc., 160, Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Republic of Korea 07231.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership by that person, shares of voting common stock subject to outstanding rights to acquire shares of voting common stock held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage of ownership by any other person.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence Certain Relationships and Related Transactions

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

Short-Term Loan Payables

	December 31, 2023	December 31, 2022
Munjoong Kang maturing in March 2023 through August 2023	$-	$149,122
Siyoung Jang maturing in December 2023	-	78,908
Changhyuk Kang maturing in October 2022 and April 2023	-	31,563
Total	-	259,593

Siyoung Jang

On December 8, 2021, the Company and Siyoung Jang, one of our co-founders, entered into an interest-free, short-term borrowing agreement with a principal amount of $84,352, which matures on December 7, 2022. The Company received the amount of $84,352 in the form of cash. The Company and Siyoung Jang entered into an extension agreement with $5,444 of translation adjustment, which matures on December 7, 2023.

On June 30, 2023, the Company repaid short-term borrowings in the aggregate amount of $38,778 to Siyoung Jang, in cash.

On July 10, 2023, July 13, 2023, and September 5, 2023, the Company repaid short-term borrowings in the aggregate amount of $38,778 to Siyoung Jang, in cash.

The remaining amount of $1,353 in outstanding balance as of December 31, 2023, compared to the balance as of December 31, 2022 was currency translation adjustment.

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

On January 19, 2023, the Company repaid short-term borrowings in the aggregate amount of $31,022 to Mr. Kang, in cash.

The remaining amount of $541 in outstanding balance as of December 31, 2023, compared to the balance as of December 31, 2022 was currency translation adjustment.

The following table shows Changhyuk Kang’s loan payables balance in detail:

	December 31, 2023	December 31, 2022
Loan payables maturing in April 4, 2023	—	31,563
Total	—	31,563

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

On January 11, 2023 through February 27, 2024, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $610,247, which matured on dates between January 10, 2024 through February 26, 2024. The Company received the amount of $610,247 in cash.

On January 9, 2023, through March 23, 2023, the Company repaid short-term borrowings in the aggregate amount of $649,614 to Mr. Kang, in cash, of which the outstanding balance of $149,122 as of December 31, 2022, was repaid in full, and the borrowing amount of $500,492 from January 11, 2023, and February 27, 2023, was repaid partially.

On April 18, 2023 through May 26, 2024, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $140,375, which matured on dates between April 17, 2024 through May 25, 2024. The Company received the amount of $140,375 in cash.

On April 4, 2023, through June 22, 2023, the Company repaid short-term borrowings in the aggregate amount of $202,500 to Mr. Kang, in cash.

On July 3, 2023, the Company repaid short-term borrowings in the aggregate amount of $38,778 to Mr. Kang, in cash.

On November 8, 2023, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $23,267, which matured on November 7, 2024. The Company received the amount of $140,375 in cash.

On October 31, 2023 thorough November 9, 2023, the Company repaid short-term borrowings in the aggregate amount of $29,564 to Mr. Kang, in cash.

The remaining amount of ($2,555) in outstanding balance as of December 31, 2023, was currency translation adjustment.

The following table shows Munjoong Kang’s loan payables balance in detail:

	December 31, 2023	December 31, 2022
Loan payables maturing in May 12, 2023 through May 30, 2023	$—	$99,015
Loan payables maturing in July 29, 2023 through August 7, 2023	—	36,298
Loan payables maturing in October 17, 2023	—	4,340
Loan payables maturing in December 11, 2023	—	9,469
Loan payables maturing in February 26, 2024	—	—
Loan payables maturing in May 17, 2024	—	9,469
Loan payables maturing in May 25, 2024	—	—
Total	—	149,122

Investments

On October 18, 2021, the Company purchased bonds with warrants issued by Setopia, for total consideration of $1,687,052 (the “Setopia Bonds with warrants”) from a non-related party. The form of consideration was a mix of: (i) warrants to purchase 666,666 Common Shares of HBC, valued at $873,805; and (ii) distribution of 100,000,000 KDC valued at $873,805. On February 11, 2022, the Company sold the Setopia Bonds with warrants to a non-related party for cash totaling $696,621 and a non-trade receivable for $867,987 due by April 30, 2023.

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

On October 27, 2022, Setopia sold the warrants of the Company with an exercise price of $1.27 to purchase 3,000,000 shares of Common stock for a total sale consideration of $95,272, to an unaffiliated and unrelated third party, and Setopia becomes an unaffiliated and unrelated third party, not a related party of the Company since Setopia is a stockholder who owns less than 10% of the Company’s outstanding securities.

Procedures for Approval of Related Party Transactions

We do not currently have a formal, written policy or procedure for the review and approval of related party transactions. However, all related party transactions are currently reviewed and approved by our NEOs.

Our board of directors has adopted a written related person transaction policy, effective upon the closing of the IPO, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy will be administrated by our Audit Committee. These policies will provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services.

We have appointed One Stop Assurance PAC(“ONESTOP”) to serve as our independent registered public accounting firm for the fiscal years ending December 31, 2023 and December 31, 2022.

Fees Billed to the Company in fiscal year 2023 and 2022

The following table sets forth the fees billed to us by our principal auditor, ONESTOP, professional services rendered for the during the fiscal years ended December 31, 2023 and December 2022:

	December 31, 2023	December 31, 2022
Audit fees(1)	$230,000	$
Audit related fees(2)	11,500
Tax fees(3)	—
All other fees	—
Total	241,500

The following table sets forth the fees billed to us by our BF Borgers, PC, BFB, professional services rendered for the during the fiscal years ended December 31, 2023 and December 2022:

	December 31, 2023	December 31, 2022
Audit fees(1)	$50,000	$215,000
Audit related fees(2)	5,000	21,500
Tax fees(3)	—
All other fees	—
Total	55,000	236,500

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Except as described below, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

On January 4, 2024, Hanryu Holdings, Inc (the “Company”) retained ONESTOP as its independent registered public accounting firm for the fiscal year ending December 31, 2023.

On May 11, 2024, the Company retained ONESTOP as its independent registered public accounting firm for the fiscal year ending December 31, 2022 since the previous independent public accounting firm for the fiscal year ending December 31, 2022, BFB, is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the SEC’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024. BFB’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. There have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) and no “reportable event” occurred (as that term is defined in Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended December 31, 2022 and the subsequent interim periods up to the date between the Company and BFB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BFB, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for those periods.

Pre-Approval Policy

Our Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). Our Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, our Audit Committee.

Our Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and our Audit Committee has otherwise complied with the provisions of its charter.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hanryu Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hanryu Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2023.

Singapore

July 15, 2024

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$5,427,830	$118,262
Short-term loans receivable	3,789,900	513,356
Accounts receivable, net of allowance	324,413	36
Non-trade receivables	171,892	1,848,740
Prepaid expenses and other receivable	7,903,035	360,518
Current assets, discontinued operations	-	269,067
Total current assets	17,617,070	3,109,979

PROPERTY PLANT AND EQUIPMENT, NET	629,185	253,090
OPERATING LEASE RIGHT-OF-USE ASSET	1,918,966	2,212,754
OTHER ASSETS	379,735	502,478
Total Assets	$20,544,956	$6,078,301

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$1,589,887	$722,797
Short-term loans payable from related parties	—	259,593

Non-trade accounts payable	2,312,669	1,840,269
Bonds with warrants, net	3,489,995	—
Accrued expenses and other current liabilities	83,940	65,678
Current liabilities, discontinued operations	-	979,623
Total current liabilities	7,476,491	3,867,960

BONDS WITH WARRANTS, NET	—	3,550,856
Total Liabilities	7,476,491	7,418,816
Commitments and contingencies (Note 16)

STOCKHOLDER’SDEFICIT:
Common Stock, $0.001 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 52,808,589 common shares and 45,416,942 common shares as of December 31, 2023 and December 31, 2022*	52,809	45,417
Additional paid-in capital*	51,415,476	27,578,666
Accumulated deficit	(38,893,762)	(29,607,852)
Accumulated other comprehensive income	493,942	879,420
Equity(Deficit) attributable to equity holder of the Company	13,068,465	(1,104,349)
Non-controlling interests	—	(236,166)
Total Stockholders’ Equity(Deficit)	13,068,465	(1,340,515)
Total Liabilities and Stockholders’ Deficit	$20,544,956	$6,078,301

*	Retrospectively restated for effect of Change In Capital Structure

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Sales	$794,166	$428,187
Cost of Revenue	68,592	-
Gross profit	725,574	428,187

Operating cost and expenses	(11,253,419)	(5,849,712)

Loss from operations	(10,527,845)	(5,421,525)

OTHER INCOME (EXPENSE):
Gain on exemption of debt	—	232,207
Gain on disposal of subsidiary, net	3,390,323	—
Loss on sale of investments, net	—	(6,794)
Interest income (expense), net	61,200	(8,931)
Gain on foreign currency transactions	129,908	650
Bad-debt expense of other assets	(1,189,511)	—
Other expense, net	(56,058)	302
Net other income	2,335,862	217,434
Net Loss from continuing operations before taxes	(8,191,983)	(5,204,091)
Income tax expense	-	-
Net loss from continuing operations	(8,191,983)	(5,204,091)
Discontinued operations:
Loss from discontinued operations	(1,215,652)	(1,182,412)
Income tax benefit	-	-
Loss from discontinued operation	(1,215,652)	(1,182,412)
Net Loss	(9,407,635)	(6,386,503)
Less net loss attributable to non-controlling interest	(121,725)	(146,256)
Net Loss attributable to equity holders of the Company	(9,285,910)	(6,240,247)
Net Loss	(9,407,635)	(6,386,503)
Basic net loss per share:
Loss from continuing operations	(0.13)	(0.12)
Loss from discontinued operations	(0.02)	(0.02)
Total basic net loss per share	(0.15)	(0.14)

Diluted net loss per share
Loss from continuing operations	(0.13)	(0.12)
Loss from discontinued operations	(0.02)	(0.02)
Total diluted net loss per share	(0.15)	(0.14)

Weighted average number of common shares outstanding:
Basic and Diluted	60,949,822	42,959,987

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive	Non-controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	interests	(Deficit)
Balance at December 31, 2021*	41,745,786	$41,746	24,942,969	$(23,367,605)	$646,197	$(97,982)	$2,165,325
Exercise of warrants at $0.42 per share by cash considerations, net of issuance costs	2,380,000	2,380	997,220	—	—	—	999,600
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	791,156	791	1,003,977	—	—	—	1,004,768
Exercise of warrants at $1.27 per share by non-cash consideration, net of issuance costs	500,000	500	634,500	—	—	—	635,000
Currency translation adjustment	-	—	-	—	233,223	8,072	241,295
Net loss	-	—	-	(6,240,247)	—	(146,256)	(6,386,503)
Balance at December 31, 2022	45,416,942	$45,417	27,578,666	$(29,607,852)	$879,420	$(236,166)	$(1,340,515)
Balance at December 31, 2022	45,416,942	$45,417	27,578,666	$(29,607,852)	$879,420	$(236,166)	$(1,340,515)
Issuance of common stock at $10.00 per share by private placement, net of issuance costs	1,000,000	1,000	9,999,000	—	—		10,000,000
Issuance of common stock at $10.00 per share by initial public offering, net of issuance costs	877,328	877	7,707,140	—	—	—	7,708,017
Exercise of warrants at $0.42 per share by cash considerations, net of issuance costs	1,020,000	1,020	427,380	—	—	—	428,400
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	4,184,889	4,185	5,310,624	—	—	—	5,314,809
Exercise of warrants at $1.27 per share by non-cash consideration, net of issuance costs	309,430	310	392,666	—	—	—	392,976
Currency translation adjustment	—	—	—		(385,478)	357,891	(27,587)
Net loss	—	—	—	(9,285,910)		(121,725)	(9,407,635)
Balance at December 31, 2023	52,808,589	$52,809	51,415,476	$(38,893,762)	$493,942	$—	$13,068,465

*	Retrospectively restated for effect of Change in Capital Structure

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(8,191,983)	$(5,204,091)

Depreciation	337,435	168,848
Gain on disposal of subsidiary, net	(3,390,323)	—
Bad-debt expense of other assets	1,189,511	—
Gain on exemption of debts	—	(232,207)
Amortization of right-of-use asset	287,487	255,357
Loss on sale of investments	—	6,794

Changes in operating assets and liabilities:
Accounts receivable	(193)	79,742
Non-trade receivable	935,545	82,317
Prepaid expenses and other current assets	(8,300,910)	(65,351)
Other assets	77,968	41,642
Non-trade payable	2,318,394	1,329,085
Accrued expenses and other current liabilities	19,150	52,115
Net cash used in operating activities of continuing operations	(14,717,919)	(3,485,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	4,450,432	730,156
Receipt from collection of long-term loan receivable to related parties	1,241,725	—
Receipt from collection of long-term loan receivable	—	1,155,200
Sales of investments	—	697,395
Payment for short-term loan receivable	(7,673,500)	(1,246,625)
Payment for short-term loan receivable to related parties	(1,279,518)	—
Purchase of property plant and equipment	(714,409)	(7,024)
Net cash (used in) provided by investing activities of continuing operations	(3,975,270)	1,329,102

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	2,301,134	771,083
Proceeds from short-term loan payable from related parties	764,903	749,642
Proceeds from exercising warrants	5,717,827	2,004,368
Proceeds from issuance of common stock	10,000,000	—
Net proceeds from IPO	7,708,016	—
Repayment of short-term loan payable	(750,663)	(77,558)
Repayment of short-term loan payable from related parties	(857,490)	(556,924)
Net cash provided by financing activities of continuing operations	24,883,727	2,890,611
Net change in cash – continued operations	6,190,538	733,964

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	(976,264)	(610,981)
Net cash used in investing activities of discontinued operations	(20,356)	(8,186)
Net cash used in financing activities of discontinued operations	(37,044)	(320,090)
Net change in cash – discontinued operations	(1,033,664)	(939,257)

Cash beginning of the year- continued operations	118,262	152,755
Cash beginning of the year - discontinued operations	696	177,693
Beginning cash	118,958	330,448

Cash end of the year – continued operations	5,427,830	118,262
Cash end of the year - discontinued operations	-	696
Ending cash	5,427,830	118,958

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,156,874	(205,293)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	151,998	(6,197)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	118,958	330,448
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$5,427,830	$118,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	70,122	(8,901)
Less Cash receipt for interest - discontinued operations	4	31
Cash receipt (paid) for interest – continued operations	$70,118	$(8,932)
Cash receipt (paid) during the period for interest	$70,122	$(8,901)

Supplemental disclosure of non-cash investing and financing activities:
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	(392,976)	—
Purchase of investment by exercising warrants to purchase 500,000 shares of common stock	-	(635,000)
Sale of investment by receiving a non-trade receivable due by February 28, 2023	-	710,171
Sales of investment by receiving a non-trade receivable due by April 30, 2023	-	867,987
Total	$(392,976)	$943,158

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2023 and 2022

	2023	2022
NET LOSS	$(9,407,635)	$(6,386,503)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(385,478)	233,223
Change in foreign currency translation adjustment to attributable to noncontrolling interest	357,891	8,072

COMPREHENSIVE LOSS	$(9,435,222)	$(6,145,208)
Less : Comprehensive Income/(Loss) attributable to noncontrolling interest	(236,166)	(138,184)
Comprehensive Income(Loss) attributable to the Company	(9,199,056)	(6,007,024)

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Hanryu Holdings, Inc., a Delaware corporation (“Hanryu Holdings”), together with its wholly owned subsidiaries Hanryu Bank Co., Ltd (“HBC”), FNS Co., Ltd. (“FNS”), , and Marine Island Co., Ltd (“Marine Island”), all incorporated under the laws of the Republic of Korea (“Korea” or “ROK”) (collectively, the “Company”, “we”, or “us”), aims to be the leader in the global Korean entertainment market, also known as “Hanryu” or “K-Culture”, through its engaging social-media platform, FANTOO. The FANTOO platform is an all-inclusive global playground for fans, where they can consume, create, and get rewarded for all things related to their interests, and interact with other like-minded fans.

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
Notes to Consolidated Financial Statements

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

June 16, 2022 June 22, 2022 August 1, 2023 December 28, 2023

Hanryu Holdings, HBC, the HBC Shareholders, and the HBC Warrantholders consummate the Share Exchange and Warrant Exchange concurrently, pursuant to which HBC became a wholly owned subsidiary of the Company, and the HBC Stockholders and HBC Warrantholders, collectively, acquired a controlling interest in the Company.

The Company divests itself of all Kingdom Coin (“KDC”) holdings and terminates all crypto-currency-related activity, including, without limitation, the operation of the MainNet (FandomChain) and the Kingdom Wallet, pursuant to a Business Transfer Agreement (the “Divestiture Agreement”) between HBC and an unaffiliated and unrelated third party, Kingdom Coin Holdings, a Cayman Islands Foundation Company (the “KDC Foundation”) (the “KDC Divestiture”), to substantially reduce its involvement with blockchain technologies. Pursuant to the Divestiture Agreement, as of June 22, 2022, the Company no longer owns any KDC, and no longer conducts or controls the operations, issuances, or sales of KDC. In connection with the KDC Divestiture, the Company revised its procedures regarding FP and no longer allows, nor has the technology to allow, for the transfer of FP outside of the FANTOO platform or the exchange of FP and KDC

The shares of the Company are listed at NASDAQ exchange market.

HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, so the business from the three companies became the discontinued operations.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Going Concern

The Company has experienced recurring losses from operations and has a stockholders’ equity(deficit) and working capital of    $13,068,465 and $10,140,579 respectively, as of December 31, 2023 and    $(1,340,515),   and $(757,981) as of December 31, 2022. Also, the Company has operating losses of $10,527,845 and $5,421,525 for the years ended December 31, 2023 and December 31, 2022, respectively. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for twelve (12) months after the issuance date of these financial statements. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Our future operations are dependent upon multiple factors, including (i) the success of our FANTOO platform business; (ii) competition from existing and future services from other companies; and (iii) securing new sources of capital to fund operations and develop markets. We will maintain an ongoing effort to improve and innovate FANTOO platform business to generate funds for our operations. For instance, we recently launched FANTOO House which is located in Seoul, and at FANTOO platform, we will launch (i) Epic branded ecommerce platform that we will expect it as a major source of new income, and (ii) dedicated video production operations that will create short episodic content that focuses on K-POP fandom. In addition, we maintain an ongoing effort to raise funds for our operations from current investors and new sources of capital through the issuance of additional common stock and/or short-term notes. However, there can be no assurance as to the outcome of these factors or that future funding efforts will generate sufficient capital to maintain our operations.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements of the Company include the financial statements of Hanryu Holdings, and its three wholly owned subsidiaries, HBC, FNS, and Marine Island in 2023, and its five wholly owned subsidiaries, HBC, FNS, Hanryu Times, Fantoo Entertainment, and Marine Island and majority-owned subsidiary (50.8%), K-Commerce in 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Changes in the consolidated group’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

The ownership of non-controlling interests of K-Commerce, out significant consolidated subsidiary as of December 31, 2022, was 49.2%. Since HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, at December 28, 2023, they are not consolidated from December 28, 2024, and N the controlling interests of K-Commerce become $0

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s consolidated balance sheet as of December 31, 2023 and December 31, 2022. During the year ended December 31, 2023, there was a fluctuation in the exchange rates ranging from KRW 1,219.30/USD $1 to KRW 1,340.20/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets

Use of Estimates

The preparation of the Company’s consolidated financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company exceed the federal insurance limit as of December 31, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022. The Company does not have any off-balance-sheet credit exposure related to its customers.

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 and $12,941 on the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022 respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Revenue Recognition

The Company anticipates generating revenues from (i) FANTOO platform through advertising, direct sales, and user to user commissions, and (ii) other businesses. Revenue billed or collected in advance will be recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the years ended December 31, 2023 and December 31, 2022, the Company recognized product sales revenue amounting to $71,242 and $0. Revenue is derived at the point in time when merchandise is sold and shipped or delivered to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

Generally, the Company requires authorization from credit cards or other payment vendors whose services the Company offers to customers or verification of receipt of payment, before the Company ships products to purchasers. The Company generally receives payments from our customers before our payments to our suppliers are due. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of our performance obligations. The Company presents revenue net of sales taxes, discounts, and expected refunds.

Merchandise sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a sales return liability for the variable consideration based on historical experience, which is recorded within “Accrued Liabilities” in the consolidated balance sheet. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume, and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period.

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the Company records all advertising revenue as a net basis, and other revenues are recorded as a gross basis, and the revenues as a gross basis for the years ended December 31, 2023 and December 31, 2022 are $1,014,266 and $889,045. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis.

The customers and sales amount with more than 10% of total revenue as a gross basis for the years ended December 31, 2023 and December 31, 2022 are as follows, and they are the advertising revenue.

Fiscal Year	Customer	Sales Amount	%
2023	A	$191,511	19%
2023	B	$696,403	69%
2022	C	$774,024	87%

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Property Plant and Equipment

Property plant and equipment are carried at cost (see Note 5). Depreciation expense is provided over the estimated useful lives of the assets using the straight line method for vehicles and the declining balance method for fixtures and equipment. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life in Years
Vehicles	5
Fixtures	5
Equipment	5

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

The Company evaluates property and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property and equipment asset impairment charges recorded during the year ended December 31, 2023, and the year ended December 31, 2022.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no significant long-lived assets impairment charges recorded during the year ended December 31, 2023 and the year ended December 31, 2022.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. For the years ended December 31, 2023 and December 31, 2022, over 10% of the revenues are from two customers and one customer, but there are no receivable balances from them. Also, over 10% of the account receivable for the year ended December 31, 2023 is from Hanryu Times, which was the affiliated company by December 28, 2023, and Hanryu Times and the company already agreed to the payment plan that Hanryu Times would pay back all by the end of December 31, 2024. Therefore, as of December 31, 2023 and December 31, 2022, the Company believes that the credit risk for the account receivables is manageable and controllable. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Investments

The Company’s investments are carried at historical cost. As of December 31, 2023 and December 31, 2022, there is no balance of investments.

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2023 and 2022, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of December 31, 2023 and December 31, 2022.

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

Lease

Under ASC 842, the determination of whether an arrangement is a lease is made at the lease’s inception and a contract is (or contains) a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined under the standard as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately with amounts allocated to the lease and non-lease components based on stand-alone prices or for which it has made an accounting policy election to account for these as a single lease component. For certain equipment leases, like vehicles, the Company accounts for the lease and non-lease components as a single lease. Refer to Note 7 for additional disclosures required as a result of the adoption of this new standard.

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

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of December 31, 2023 and December 31, 2022, and the interest income from short-term loan receivables is $30,613 and $0 for the year ended December 31, 2023 and December 31, 2022.

	Interest Rate	December 31, 2023	December 31, 2022
Hanryu Times	0%	$1,033,659	$—
K-Commerce	0%	76,586	—
FANTOO Entertainment	0%	381,270	—
LA PRIMERA CAPITAL INVESTMENTS	0%	30,672	—
Jacob Asset	4.6%	2,087,578	—
Ticket Land	4.6%	79,727	—
AMERIDGE CORPORATION	0.1%	100,408	—
Marina Entertainment	0%	—	473,902
Naeun Kim	0%	—	39,454
Total short-term loans		$3,789,900	$513,356

For the year ended December 31, 2023, the company wrote off $193,889 of short-term loan receivables from PRT Korea since PRT Korea has not paid back it by the maturity, June 13, 2024 and they have not provided any plan for the payment.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

The following table summarizes information with regard to prepaid expenses and other receivables as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Daeho Construction, Co.,Ltd	$—	$71,806
Toping, Co.,Ltd	—	72,911
Top Eng, Co., Ltd.	—	157,816
Jacob Asset, Co.Ltd	7,755,545	—
Orumplus Design, Co., Ltd	25,593	—
Asia Model Festival Organization Foundation	77,556	—
Others	44,341	57,985
Total prepaid expenses and other receivables	$7,903,035	$360,518

For the year ended December 31, 2023, the company wrote off $995,622 of prepaid expenses and other receivables from Top Eng Co., Ltd since they don’t make contracted business obligation to the Company more than 1 year and they have not provided the confirmed plan to the Company.

NOTE 5 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	December 31, 2023	December 31, 2022
Vehicles	$222,733	$97,422
Fixtures	352,356	219,993
Equipment	707,437	252,828
	1,282,526	570,243
Less accumulated depreciation	(653,341)	(317,153)
Property plant and equipment, net	$629,185	$253,090

Total depreciation expense for the years ended December 31, 2023 and December 31, 2022 are $381,917 and $215,111 Depreciation expense is reflected in operating cost and expenses in the consolidated statements of operations.

NOTE 6 — INVESTMENTS

The following table summarizes information with regard to investments outstanding as of December 31, 2023 and December 31, 2022.

Changes in investments, for the years ended December 31, 2023 and December 31, 2022, are as follows

	December 31, 2023	December 31, 2022
Beginning	$—	$1,695,299
Increase	—	635,000
Decrease	—	(2,183,822)
Loss on sale of investments	—	(6,794)
Translation Adjustment	—	(139,683)
Total Investments	$—	$—

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 — INVESTMENTS (cont.)

The Company accounted for the investment in Setopia at fair value. The Company determined this investment to be a “debt security” classified into trading debt securities under ASC 320-10-20, as the Company intended to sell it in the near term at the time of acquisition. There has been no unrealized holding gains and losses for trading securities included in earnings since the value of the Setopia Bonds with warrants did not change until it is sold to the third party for the year ended December 31, 2022. Prior to the acquisition of the Setopia Bonds with warrants, the Company owned no interest in Setopia. After the acquisition the Setopia Bonds with warrants, the Company became the owner of record or known beneficial owner of 2.06% of the voting interest of Setopia.

The acquisition of the Setopia Bonds with warrants is a related-party transaction under ASC 850-10-05-3(d).

On February 11, 2022, the Company sold the acquired Setopia Bonds with warrants to an unaffiliated and unrelated third party in exchange for the consideration of cash totaling $696,621 and a non-trade receivable for $851,426 due by December 30, 2022, which resulted in a decrease of the investment balance of $1,687,052 including the currency translation adjustment of ($139,004) as of December 31, 2022. The Company and a third party entered into an extension agreement for a non-trade receivable due by April 30, 2023.

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

On December 30, 2022, the Company sold the SMC shares to an unaffiliated and unrelated third party in exchange for the consideration of cash totaling $774, which resulted in a decrease of the investment balance of $8,247 including the currency translation adjustment of ($679) as of December 31, 2022 and loss on sale of investments of $6,794 for the year ended December 31, 2022.

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

For the Marine Island Shares, the Company applied ASC 805 as the Company owns more than 50% of the issued and outstanding shares of Marine Island, and the Company consolidates the financial statements. For the SMC Shares, the Company applies ASC Topic 321-10-20 and 321-10-35-2, and it is recorded as an equity investment by the cost method. For SMC right, the Company recorded these rights as Operating Lease Right-Of-Use Asset-see Note 7.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 — LEASE

The Company uses approximately 19,200 square feet of office space at the Seoul Marina described in in Note 6 — Investments, at no cost. Although no formal lease exists, the Company believes that ASC 842 accounting guidelines apply to determine the fair market value of ten years of free rent as well as recording rent expense on its Statement of Operations. Using the following variables:

Annual lease cost — 300,000,000 Korean Won

10-year present value calculation

Assumed annual rent increase -4.96%

Interest cost -3%

10-year bond rate on Korean Bonds 2.11%

Exchange rate: 1188.5 Korean Won to the US dollar

The Company determined that the present value of ten years of free rent amount to $2,775,512 which was recorded as a long-term ROU asset as of June 30, 2021. Since there were no liabilities associated with this asset since the Company is receiving free rent, the ROU assets is being amortized at a rate of approximately $23,000 per month over a ten year term. Since the Company had initially allocated a value of $2,935,658 to SMC Receivable and the Lien, the Company recorded an impairment of $158,278 on its Right-of-Use Asset for the year ended December 31, 2021.

As of December 31, 2023 and December 31, 2022, the balances of the Right-of-Use-Asset was $1,918,966 and $2,212,754, respectively.

Lease cost consists of approximately $287,487 and $255,357, for the years ended December 31, 2023 and December 31, 2022, respectively. The weighted average remaining lease term in years for operating leases is 8 years and the weighted average discount rate for operating leases is 3%.

NOTE 8 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of December 31, 2023 and December 31, 2022.

	Interest Rate	December 31, 2023	December 31, 2022
Short-term loan payables from Sungil Jeon maturing in December 2023	0%	$—	$165,707
Short-term loan payables from Junwoo Choi maturing in August 2024	0%	193,889	39,454
Short-term loan payables from Minja Nam maturing in November 2023	18%	—	394,540
Short-term loan payables from Byoung Ik Choi maturing in September 2024	0%	155,111	—
Short-term loan payables from Bong Sang Kim and others maturing in September 2024	0%	232,666	—
Short-term loan payables from Se Kyoung Kim and others maturing in November 2024	4.6%	387,778	—
Short-term loan payables from Kye Sook Kim and others maturing in June 2024	4.6%	620,443
Short-term loan payables from Gwanmin Park maturing in December 2023	0%	—	7,891
Short-term loan payables from Seorin Partners Co., Ltd maturing in June 2023	0%	—	78,908
Short-term loan payables from Taeshin Tax Accounting Corporation maturing in April 2023 and October 2023	0%	—	36,297
Total short-term loan payables		$1,589,887	$722,797

The company recorded interest expense of $13,497 and $8,989for the year ended December 31, 2023 and December 31, 2022, and The company paid $2,595 and $8,989 for interest expense for the year ended December 31, 2023 and December 31, 2022

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information with regard to short-term loan payables from related parties outstanding as of December 31, 2023 and December 31, 2022. SiYoung Jang and Munjoong Kang are HBC’s co-founders and shareholders of Hanryu Holdings, and Changhyuk Kang serves as Chief Executive Officers and Director of Hanryu Holdings and HBC.

	December 31, 2023	December 31, 2022
Short-term loan payables from Munjoong Kang maturing in February 2024	—	149,122
Short-term loan payables from Siyoung Jang maturing in December 2023	—	78,908
Short-term loan payables from Changhyuk Kang maturing in October 2023	—	31,563
Total short-term loan payables from related parties	$—	$259,593

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following two tables summarizes information with regard to bonds with warrant outstanding as of December 31, 2023 and December 31, 2022.

Amount as of December 31, 2021	$3,795,867
Translation adjustment	(245,011)
Amount as of December 31, 2022	$3,550,856
Translation adjustment	(60,861)
Amount as of December 31, 2023	$3,489,995

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 — BONDS WITH WARRANTS (cont.)

Terms and conditions of bonds with warrants at the inception are as follows:

No.	Issue Date	Maturity	Amount	Nominal Interest Rate	Interest Rate of Return
11	7/2/2021	7/2/2024	$3,489,995	0%	3%
Total			$3,489,995

*	Nominal interest rate and interest rate of return are waived by the separate agreements between the Company and the bondholders.

Warrants

There are no remaining outstanding warrants as of December 31, 2023.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 — BONDS WITH WARRANTS (cont.)

The fair value of the issued warrants were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	0%
Volatility	43.36%
Risk free rate:	0.05 – 0.07%
Expected life:	0.5 – 3 years
Estimated fair value of the Company’s Common Stock	$0.47

The fair value of $1,065,018 was charged to operations as financing costs for the year ended December 31, 2021.

A summary of the warrant activity for the year ended December 31, 2023 and the year ended December 31, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	11,404,121	$0.87	1.72
Expired	537,455	0.42
Exercised	3,671,156	0.72
Outstanding at December 31, 2022	7,195,510	$0.98	0.58
Expired	1,681,191	0.42
Exercised	5,514,319	1.11
Outstanding at December 31, 2023	-	1.27	0.42

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 are summarized in the table below.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,489,995	$3,489,995

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 — FAIR VALUE MEASUREMENTS (cont.)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,550,856	$3,550,856

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 and December 31, 2022.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of as of December 31, 2023 and December 31, 2022.

NOTE 12 — SIGNIFICANT NON-CASH TRANSACTION

The company engaged in the following significant non-cash investing and financing activities for the years ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	(392,976)	—
Purchase of investment by exercising warrants to purchase 500,000 shares of common stock		(635,000)
Sale of investment by receiving a non-trade receivable due by February 28, 2023		710,171
Sales of investment by receiving a non-trade receivable due by April 30, 2023		867,987
Total	$(392,976)	$943,158

For the year ended December 31, 2023, conversion to equity by offsetting short-term loan payables was $392,976, which reflected 309,430 shares of common stock issued and a decrease of $392,976 in short-term loan payables. For the year ended December 31, 2022, investment of $635,000 was increased by exercising warrants to purchase 500,000 shares of common stock, and investments of $1,578,158 were reduced by receiving non-trade receivables with an aggregate value of $1,578,158.

NOTE 13 — OTHER INCOME

The Company entered into an agreement with a creditor of HBC to pay such creditor 3,000,000 KDC in exchange for the extinguishment of $232,207 in debt. The Company accounts for such non-cash consideration at the effective date of agreement in accordance with the non-cash consideration guidance included in FASB ASC Topic 470, Debt (“ASC 470”), and FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). As a result, the Company recognized gain of settlement of debt of $232,207 for the year ended December 31, 2022.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 — OTHER (cont.)

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 — SHARE CAPITAL

As of December 31, 2023, and December 31, 2022, Hanryu Holdings’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

On January 4, 2023, through March 8, 2023, warrants of $1,813,120 were exercised with an exercise price of $1.27 to purchase 1,427,653 shares of Common Stock by cash of $1,420,144 and debt conversion of $392,776.

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

On March 24, 2023, warrants of $8,400 were exercised with an exercise price of $0.42 to purchase 20,000 shares of Common Stock by cash.

On April 13, 2023, warrants of $420,000 were exercised with an exercise price of $0.42 to purchase 1,000,000 shares of Common stock by cash.

On May 4, 2023, thorough May 8, 2023, warrants of $3,894,666 were exercised with an exercise price of $1.27 to purchase 3,066,666shares of Common stock by cash.

On May 31, 2023, the Company completed a private placement to solely to an accredited investor (as defined by Rule 501(a) of Regulation D of the Securities Act) pursuant to which the Company sold an aggregate amount of 760,000 shares of common stock for $10.00 per share, resulting in gross proceeds of $7,600,000.

On July 31 2023, the Company consummated its initial public offering (the “IPO”) of 877,328 shares of Comon stock at a public offering price of $10.00 per share, generating gross proceeds of $8,773,280. Net proceeds from the IPO was approximately $7.7 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.1 million.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Other Leases

On September 14, 2022, the Company entered into a one-year lease agreement which expired on September 14, 2023. And the Company expand its lease term to September 14, 2024. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the consolidated balance sheet in the amount of $116,333 as of December 31, 2023, and $118,362 as of December 31, 2022.

The Company has a lease agreement for a vehicle which was initially made on September 16, 2021, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is recorded as other asset in the consolidated balance sheet in the amount of $116,279 as of December 31, 2022. On December 28, 2023, the Company terminated the lease agreement earlier than the original contract, and the deposit amount of $64,725 was returned to the Company and the remaining of $51,554 was paid as the penalties.

Expenses related to these leases totaled approximately $112,368 and $140,070 for the years ended December 31, 2023 and December 31, 2022.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 — COMMITMENTS AND CONTINGENCIES (cont.)

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company. For the year ended December 31, 2023, the Company two suspended legal cases as follows, and as of July 10, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co.Ltd, and another	Building Delivery	$85,686
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co.Ltd	Compensation for damages	$10,644

Other Matters

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally.. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

The management of the Company is actively monitoring its financial condition, liquidity, operations, suppliers, industry, and workforce. Although the Company cannot estimate the length or gravity of the impacts of this event at this time, if the pandemic continues, it may have an adverse effect on the Company’s consolidated financial condition, liquidity, and future results of operations.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

Short-Term Loan Payables

	December 31, 2023	December 31, 2022
Munjoong Kang maturing in February 2024	$—	$149,122
Siyoung Jang maturing in December 2023	—	78,908
Changhyuk Kang maturing in October 2023	—	31,563
Total	—	259,593

Siyoung Jang

On December 8, 2021, the Company and Siyoung Jang, one of our co-founders, entered into an interest-free, short-term borrowing agreement with a principal amount of $84,352, which matures on December 7, 2022. The Company received the amount of $84,352 in the form of cash. The Company and Siyoung Jang entered into an extension agreement with $5,444 of translation adjustment, which matures on December 7, 2023.

On June 30, 2023, the Company repaid short-term borrowings in the aggregate amount of $38,778 to Siyoung Jang, in cash.

On July 10, 2023, July 13, 2023, and September 5, 2023, the Company repaid short-term borrowings in the aggregate amount of $38,778 to Siyoung Jang, in cash.

The remaining amount of $1,353 in outstanding balance as of December 31, 2023, compared to the balance as of December 31, 2022 was currency translation adjustment.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On January 19, 2023, the Company repaid short-term borrowings in the aggregate amount of $31,022 to Mr. Kang, in cash.

The remaining amount of $541 in outstanding balance as of December 31, 2023, compared to the balance as of December 31, 2022 was currency translation adjustment.

The following table shows Changhyuk Kang’s loan payables balance in detail:

	December 31, 2023	December 31, 2022
Loan payables maturing in April 4, 2023	—	31,563
Total	—	31,563

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

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

On January 11, 2023 through February 27, 2024, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $610,247, which matured on dates between January 10, 2024 through February 26, 2024. The Company received the amount of $610,247 in cash.

On January 9, 2023, through March 23, 2023, the Company repaid short-term borrowings in the aggregate amount of $649,614 to Mr. Kang, in cash, of which the outstanding balance of $149,122 as of December 31, 2022, was repaid in full, and the borrowing amount of $500,492 from January 11, 2023, and February 27, 2023, was repaid partially.

On April 18, 2023 through May 26, 2024, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with an aggregate principal amount of $140,375, which matured on dates between April 17, 2024 through May 25, 2024. The Company received the amount of $140,375 in cash.

On April 4, 2023, through June 22, 2023, the Company repaid short-term borrowings in the aggregate amount of $202,500 to Mr. Kang, in cash.

On July 3, 2023, the Company repaid short-term borrowings in the aggregate amount of $38,778 to Mr. Kang, in cash.

On November 8, 2023, the Company and Mr. Kang entered into an interest-free, short-term borrowing agreement with a principal amount of $23,267, which matured on November 7, 2024. The Company received the amount of $140,375 in cash.

On October 31, 2023 thorough November 9, 2023, the Company repaid short-term borrowings in the aggregate amount of $29,564 to Mr. Kang, in cash.

The remaining amount of ($2,555) in outstanding balance as of December 31, 2023, was currency translation adjustment.

The following table shows Munjoong Kang’s loan payables balance in detail:

	December 31, 2023	December 31, 2022
Loan payables maturing in May 12, 2023 through May 30, 2023	$—	$99,015
Loan payables maturing in July 29, 2023 through August 7, 2023	—	36,298
Loan payables maturing in October 17, 2023	—	4,340
Loan payables maturing in December 11, 2023	—	9,469
Loan payables maturing in February 26, 2024	—	—
Loan payables maturing in May 17, 2024	—	9,469
Loan payables maturing in May 25, 2024	—	—
Total	—	149,122

Investments

On October 18, 2021, the Company purchased bonds with warrants issued by Setopia, for total consideration of $1,687,052 (the “Setopia Bonds with warrants”) from a non-related party. The form of consideration was a mix of: (i) warrants to purchase 666,666 Common Shares of HBC, valued at $873,805; and (ii) distribution of 100,000,000 KDC valued at $873,805. On February 11, 2022, the Company sold the Setopia Bonds with warrants to a non-related party for cash totaling $696,621 and a non-trade receivable for $867,987 due by April 30, 2023.

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

On October 27, 2022, Setopia sold the warrants of the Company with an exercise price of $1.27 to purchase 3,000,000 shares of Common stock for a total sale consideration of $95,272, to an unaffiliated and unrelated third party, and Setopia becomes an unaffiliated and unrelated third party, not a related party of the Company since Setopia is a stockholder who owns less than 10% of the Company’s outstanding securities.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 —  DISPOSAL OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

HBC sold owned whole shares of Hanryu Times with $153,265, Fantoo Entertainment with $76,604, and K-Commerce with $229,813 on December 28, 2023. The company would not consolidate the three companies’ financials from that time, and the business from the three companies by that time became the discontinued operations of the Company. By selling shares, the Company didn’t recognize any loss on sale of investments, but the Company recorded $3,390,323 as Gain on disposal of subsidiary. On December 28, 2023, the Company calculated a gain regarding the divestiture of subsidiaries as follows:

As of December 28, 2023
Considerations	$459,682

The carrying amount of any noncontrolling interest	236,166
Net liabilities	(2,694,475)
Gain on disposal of subsidiaries	$3,390,323

The financials of the three companies for the years ended December 31, 2023 and December 31, 2022 are as follows.

	December 31, 2023	December 31, 2022
CURRENT ASSETS:	$62,216	$133,934
Cash and Cash Equivalents	1,996	695
Short-term loans	7,756	118,362
Accounts receivable, net of allowance	2,863	92
Non-trade receivables	33,850	12,991
Prepaid expenses and other receivables	15,751	1,794
PROPERTY PLANTAND EQUIPMENT, NET	98,682	135,133
Total Assets	$160,898	$269,067

CURRENT LIABILITIES:	$2,855,373	$979,623
Short-term borrowings	1,527,104	64,667
Account Payable	369,266	371,183
Non-trade accounts payable	941,968	533,799
Accrued expenses and other current liabilities	17,035	9,974
Total Liabilities	$2,855,373	$979,623

Total Stockholder's Equity (Deficiency)	$(2,694,475)	$(710,556)

	December 31, 2023	December 31, 2022
Sales	33,323	112,934
Cost of Revenue	10,506	47,945
Gross profit (Loss)	$22,817	$64,989
OPERATING EXPENSES:	1,235,907	1,246,790
OPERATING LOSS	(1,213,090)	(1,181,801)
OTHER INCOME(EXPENSE):	(2,562)	(611)

Net loss before taxes	(1,215,652)	(1,182,412)
Income tax expense	—	—
NET INCOME(LOSS)	$(1,215,652)	$(1,182,412)

NOTE 19 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to December 31, 2023 through June 27, 2024 at which the consolidated financial statements were prepared.

The maturity of short-term loan payables from Kye Sook Kim and other ($620,443) originally maturing in June 2024 is extended to June 2025,

Bond with warrants ($3,489,995) maturing on July 2, 2024 will be converted into equity by the agreement between the Company and Bond with warrants holder in July 2024.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2	Bylaws of Registrant
4.1	Form of Common Stock Certificate
4.3	Description of Registrant’s Securities
10.1	Form of IPO Lock-Up Agreement
10.2	Hanryu Holdings, Inc 2022 Omnibus Equity Incentive Plan
10.3	Employment Agreement by and between Taehoon Kim and Hanryu Bank Co., Ltd., dated June 1, 2022
10.4	Summary of oral amendment to Employment Agreement by and between Taehoon Kim and Hanryu Bank Co., Ltd., dated July 2022
10.5	Employment Agreement by and between David Gregg and Hanryu Bank Co., Ltd., dated January 1, 2022
10.6	Summary of oral amendment to Employment Agreement by and between David Gregg and Hanryu Bank Co., Ltd., dated July 2022
10.7	Business Transfer Agreement, dated June 22, 2022, by and between Hanryu Bank Co., Ltd., and Kingdom Coin Holdings, a corporation incorporated in the Cayman Islands
10.8	Hanryu Holdings, Inc. Subscription Agreement
16.1	Letter from BF Borgers, CPA, PC dated October 25, 2023
21.1	Subsidiaries of Registrant
31.1	Certification of Taehoon Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ju-hyon Shin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Taehoon Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ju-hyon Shin pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 15, 2024	Hanryu Holdings. Inc

	By:	/s/ Taehoon Kim
	Name:	Taehoon Kim
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Taehoon Kim	Interim Chief Executive Officer	July 15, 2024
(Principal Executive Officer)

/s/ Ju-Hyon Shin	Chief Financial Officer	July 15, 2024
(Principal Accounting Officer)

/s/ Changhyuk Kang	Director	July 15, 2024

/s/Aram Ahn	Director	July 15, 2024

/s/ John. S. Morris	Director	July 15, 2024

/s/ Jay Hyong Woo	Director	July 15, 2024