Form 10-Q
period 2024-03-31
Hanryu Holdings, Inc.
filed 2024-09-30
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant has 52,808,589 shares of the common stock outstanding as of March 31, 2024.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found on Form 10-K/A filed for the year ended December 31, 2023. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2024 and December 31, 2023

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$9,996	$5,427,830
Short-term loans receivable	8,945,261	3,789,900
Accounts receivable, net of allowance	310,563	324,413
Non-trade receivables	34,480	171,892
Prepaid expenses and other receivable	7,626,903	7,903,035
Total current assets	16,927,203	17,617,070

PROPERTY PLANT AND EQUIPMENT, NET	434,150	629,185
OPERATING LEASE RIGHT-OF-USE ASSET	1,775,941	1,918,966
OTHER ASSETS	363,551	379,735
Total Assets	$19,500,845	$20,544,956

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Short-term loans payable	$1,963,914	$1,589,887
Non-trade accounts payable	2,630,440	2,312,669
Bonds with warrants, net	3,341,253	3,489,995
Accrued expenses and other current liabilities	86,549	83,940
Total current liabilities	8,022,156	7,476,491

Total Liabilities	8,022,156	7,476,491
Commitments and contingencies (Note 13)

STOCKHOLDER’S EQUITY:
Common Stock, $0.001 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 52,808,589 common shares as of March 31, 2024 and December 31, 2023	52,809	52,809
Additional paid-in capital	51,415,476	51,415,476
Accumulated deficit	(39,940,833)	(38,893,762)
Accumulated other comprehensive income	(48,763)	493,942
Total Stockholders’ Equity	11,478,689	13,068,465
Total Liabilities and Stockholders’ Equity	$19,500,845	$20,544,956

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	March 31, 2024	March 31, 2023

Sales	$185	$223
Cost of Revenue	—	—
Gross profit	185	223

Operating cost and expenses	(1,098,186)	(2,806,680)

Loss from operations	(1,098,001)	(2,806,457)

OTHER INCOME (EXPENSE):
Loss on disposal of tangible assets	(24,577)	—
Interest income (expense), net	76,313	(2,627)
Gain (loss) on foreign currency transactions	991	(150)
Other expense, net	(1,797)	(14,025)
Net other income	50,930	(16,802)
Net Loss from continuing operations before taxes	(1,047,071)	(2,823,259)
Net loss from continuing operations	(1,047,071)	(2,823,259)
Discontinued operations:
Loss from discontinued operations	—	(244,072)
Loss from discontinued operation	—	(244,072)
Net Loss	(1,047,071)	(3,067,331)
Less net loss attributable to non-controlling interest	-	(5,776)
Net Loss attributable to equity holders of the Company	(1,047,071)	(3,061,555)
Net Loss	(1,047,071)	(3,067,331)
Basic net loss per share:
Loss from continuing operations	(0.02)	(0.06)
Loss from discontinued operations	—	(0.01)
Total basic net loss per share	(0.02)	(0.07)

Diluted net loss per share
Loss from continuing operations	(0.02)	(0.06)
Loss from discontinued operations	—	(0.01)
Total diluted net loss per share	(0.02)	(0.07)

Weighted average number of common shares outstanding:
Basic and Diluted	52,808,589	46,375,977

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive	Non-controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	interests	(Deficit)
Balance at December 31, 2022	45,416,942	$45,417	27,578,666	$(29,607,852)	$879,420	$(236,166)	$(1,340,515)
Issuance of common stock at $10.00 per share by private placement, net of issuance costs	240,000	240	2,399,760	—	—	—	2,400,000
Exercise of warrants at $0.42 per share by cash considerations, net of issuance costs	20,000	20	8,380	—	—	—	8,400
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	1,118,223	1,118	1,419,025	—	—	—	1,420,143
Exercise of warrants at $1.27 per share by non-cash consideration, net of issuance costs	309,430	309	392,667	—	—	—	392,976
Currency translation adjustment	—	—	—	—	(69,107)	5,042	(64,065)
Net loss	—	—	—	(3,061,555)	—	(5,776)	(3,067,331)
Balance at March 31, 2023	47,104,595	$47,104	31,798,498	$(32,669,407)	$810,313	$(236,900)	$(250,392)
Balance at December 31, 2023	52,808,589	$52,809	51,415,476	$(38,893,762)	$493,942	$—	$13,068,465
Currency translation adjustment	—	—	—	—	(542,705)	—	(542,705)
Net loss	—	—	—	(1,047,071)		—	(1,047,071)
Balance at March 31, 2024	52,808,589	$52,809	51,415,476	$(39,940,833)	$(48,763)	$—	$11,478,689

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,047,071)	$(2,823,259)

Depreciation	59,620	62,363
Loss on disposal of tangible assets	24,577	—
Amortization of right-of-use asset	62,085	64,659
Accounts receivable	23	(186)
Non-trade receivable	131,882	(28,258)
Prepaid expenses and other current assets	(61,531)	(672,576)
Other assets	—	(1,686)
Non-trade payable	422,089	(508,095)
Accrued expenses and other current liabilities	6,272	(51,831)
Net cash used in operating activities of continuing operations	(402,054)	(3,958,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	55,117	784,487
Proceeds from the sale of property, plant, and equipment	86,000	—
Sales of investments	—	705,561
Payment for short-term loan receivable	(5,430,389)	(352,859)
Purchase of property plant and equipment	—	(483,899)
Net cash (used in) provided by investing activities of continuing operations	(5,289,272)	653,290

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	447,890	73,632
Proceeds from short-term loan payable from related parties	—	616,859
Proceeds from exercising warrants	—	1,428,543
Net proceeds from issuance of common stock	—	2,400,000
Repayment of short-term loan payable	(15,055)	(200,693)
Repayment of short-term loan payable from related parties	—	(688,010)
Net cash provided by financing activities of continuing operations	432,835	3,630,331
Net change in cash – continued operations	(5,258,491)	324,752

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(257,865)
Net cash used in investing activities of discontinued operations	—	(2,265)
Net cash used in financing activities of discontinued operations	—	(13,779)
Net change in cash – discontinued operations	—	(273,909)

Cash beginning of the year- continued operations	5,427,830	118,263
Cash beginning of the year - discontinued operations	—	695
Beginning cash	5,427,830	118,958

Cash end of the year – continued operations	9,996	66,661
Cash end of the year - discontinued operations	—	6,323
Ending cash	9,996	72,984

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,258,491)	50,843

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(159,343)	(96,817)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,427,830	118,958
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$9,996	$72,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	6,281	(2,626)
Less Cash receipt for interest - discontinued operations	—	1
Cash receipt (paid) for interest – continued operations	$6,281	$(2,627)
Cash receipt (paid) during the period for interest	$6,281	$(2,626)

Supplemental disclosure of non-cash investing and financing activities:
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	—	(392,976)
Total	$—	$(392,976)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	March 31, 2024	March 31, 2023
NET LOSS	$(1,047,071)	$(3,067,331)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(542,705)	(69,107)
Change in foreign currency translation adjustment to attributable to noncontrolling interest	—	5,042
COMPREHENSIVE LOSS	$(1,589,776)	$(3,131,396)
Less : Comprehensive Income/(Loss) attributable to noncontrolling interest	—	(734)
Comprehensive Income(Loss) attributable to the Company	(1,589,776)	(3,130,661)

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
June 16, 2022 June 22, 2022

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

August 1, 2023	The shares of the Company are listed at NASDAQ exchange market.

December 28, 2023	HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, so the business from the three companies became the discontinued operations.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Going Concern

The Company has experienced recurring losses from operations and has a stockholders’ equity and working capital of $11,478,689 and $8,905,047 respectively, as of March 31, 2024 and $13,068,465 and $10,140,579 as of December 31, 2023 and. Also, the Company has operating losses of $1,098,001 and $2,806,457 for the three months ended March 31, 2024 and March 31, 2023, respectively. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for twelve (12) months after the issuance date of these financial statements. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying Condensed Consolidated financial statements follows:

Principles of Consolidation

The Condensed Consolidated financial statements of the Company include the financial statements of Hanryu Holdings, and its three wholly owned subsidiaries, HBC, FNS, and Marine Island in the 1st quarter of 2024 and in 2023, and its five wholly owned subsidiaries, HBC, FNS, Hanryu Times, Fantoo Entertainment, and Marine Island and majority-owned subsidiary (50.8%), K-Commerce in the 1st quarter of 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Changes in the Condensed Consolidated group’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

The ownership of non-controlling interests of K-Commerce, out significant Condensed Consolidated subsidiary as of March 31, 2023, was 49.2%. Since HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, at December 28, 2023, they are not Condensed Consolidated from December 28, 2023, and the controlling interests of K-Commerce become $0

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the Condensed Consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s Condensed Consolidated balance sheet as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, there was a fluctuation in the exchange rates ranging from KRW 1,289.40/USD $1 to KRW 1,346.80/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the Condensed Consolidated balance sheets

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company doesn’t exceed the federal insurance limit as of March 31, 2024.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Condensed Consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying Condensed Consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company does not have any off-balance-sheet credit exposure related to its customers.

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the Condensed Consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 and $0 on the accompanying Condensed Consolidated balance sheets as of March 31, 2024 and December 31, 2023 respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Credit Losses

The Company maintains current receivable amounts with most of its customers and vendors. The Company regularly monitors and assesses its risk of not collecting amounts owed by them. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses. The Company considers as past due any receivable balance not collected within its contractual terms.

The Company wrote off $193,289 of short term receivables and $995,622 of prepaid expenses and other receivables as of December 31, 2023.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the three months ended March 31, 2024 and March 31, 2023, the Company recognized product sales revenue amounting to $0 and $0. Revenue is derived at the point in time when merchandise is sold and shipped or delivered to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the Company records all advertising revenue as a net basis, and other revenues are recorded as a gross basis, and the revenues as a gross basis for the three months ended March 31, 2024 and March 31, 2023 are $185 and $223. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis.

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

The Company evaluates property and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property and equipment asset impairment charges recorded during the three months ended March 31, 2024, and the year ended March 31, 2023.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no significant long-lived assets impairment charges recorded during the three months ended March 31, 2024 and March 31, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. For the three months ended March 31, 2024 and March 31, 2023, over 10% of the revenues are from two customers and one customer, but there are no receivable balances from them. Also, over 10% of the account receivable for the year ended December 31, 2023 is from Hanryu Times, which was the affiliated company by December 28, 2023, and Hanryu Times and the company already agreed to the payment plan that Hanryu Times would pay back all by the end of December 31, 2024. Therefore, as of March 31, 2024 and December 31, 2023, the Company believes that the credit risk for the account receivables is manageable and controllable. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Investments

The Company’s investments are carried at historical cost. As of March 31, 2024 and December 31, 2023, there is no balance of investments.

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2024 and 2023, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of March 31, 2024 and December 31, 2023.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. It will be effective for us on May 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. It will be effective for our annual period beginning May 1, 2024, and interim periods beginning May 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.

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

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of March 31, 2024 and December 31, 2023. The interest income from short-term loan receivables is $87,449 and $0 for the three months ended March 31, 2024 and March 31, 2023, and the Company received $6,281 and $0 for interest income for the three months ended March 31, 2024 and March 31, 2023.

	Interest Rate	March 31, 2024	December 31, 2023
Hanryu Times	0%	$989,605	$1,033,659
K-Commerce	0%	75,549	76,586
FANTOO Entertainment	0%	365,764	381,270
LA PRIMERA CAPITAL INVESTMENTS	0%	29,365	30,672
Jacob Asset	4.6%	7,089,770	2,087,578
Ticket Land	4.6%	76,329	79,727
AMERIDGE CORPORATION	0.1%	96,129	100,408
KD Korea Corporation	5.0%	222,750	—
Total short-term loans		$8,945,261	$3,789,900

For the year ended December 31, 2023, the company wrote off $193,889 of short-term loan receivables from PRT Korea since PRT Korea has not paid back it by the maturity, June 13, 2024, and they have not provided any plan for the payment.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

The following table summarizes information with regard to prepaid expenses and other receivables as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Jacob Asset, Co.Ltd	7,536,125	7,755,545
Orumplus Design, Co., Ltd	—	25,593
Asia Model Festival Organization Foundation	74,250	77,556
Others	16,528	44,341
Total prepaid expenses and other receivables	$7,626,903	$7,903,035

For the year ended December 31, 2023, the company wrote off $995,622 of prepaid expenses and other receivables from Top Eng Co., Ltd since they don’t make contracted business obligation to the Company more than 1 year and they have not provided the confirmed plan to the Company.

NOTE 5 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	March 31, 2024	December 31, 2023
Vehicles	$91,671	$222,733
Fixtures	337,339	352,356
Equipment	677,286	707,437
	1,106,296	1,282,526
Less accumulated depreciation	(672,146)	(653,341)
Property plant and equipment, net	$434,150	$629,185

Total depreciation expense for the three months ended March 31, 2024 and December 31, 2023 are $59,620 and $381,917. Depreciation expense is reflected in operating cost and expenses in the Condensed Consolidated statements of operations.

The Company disposed one of Vehicles with $86,000 on February 28, 2024, and $24,577 was recorded as loss on disposal for the three months ended March 31, 2024.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 6 — LEASE

The Company uses approximately 19,200 square feet of office space at the Seoul Marina at no cost. Although no formal lease exists, the Company believes that ASC 842 accounting guidelines apply to determine the fair market value of ten years of free rent as well as recording rent expense on its Statement of Operations. Using the following variables:

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

As of March 31, 2024 and December 31, 2023, the balances of the Right-of-Use-Asset was $1,775,941 and $1,918,966, respectively.

Lease cost consists of approximately $62,085 and $64,659, for the three months ended March 31, 2024 and March 31, 2023, respectively. The weighted average remaining lease term in years for operating leases is 7.75 years and the weighted average discount rate for operating leases is 3%.

NOTE 7 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of March 31, 2024 and December 31, 2023.

	Interest Rate	March 31, 2024	December 31, 2023
Short-term loan payables from Hyun Joo Kim and others maturing in January 2025	0%	441,789	—
Short-term loan payables from Junwoo Choi maturing in August 2024	0%	185,625	193,889
Short-term loan payables from Kye Sook Kim and others maturing in June 2024	4.6%	594,000	620,443
Short-term loan payables from Byoung Ik Choi maturing in September 2024	0%	148,500	155,111
Short-term loan payables from Bong Sang Kim and others maturing in September 2024	0%	222,750	232,666
Short-term loan payables from Se Kyoung Kim and others maturing in November 2024	4.6%	371,250	387,778
Total short-term loan payables		$1,963,914	$1,589,887

The Company recorded interest expense of $11,223 and $2,655 for the three months ended March 31, 2024 and March 31, 2023, and the Company paid $0 and $2,626 for interest expense for the three months ended March 31, 2024 and March 31, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 8 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

As of March 31, 2024, and December 31, 2023, there were no outstanding short-term loan payables from related parties.

NOTE 9 — BONDS WITH WARRANTS

Bonds with warrants were issued by HBC from December 17, 2018 through July 2, 2021, and the terms and conditions of the remaining outstanding bonds with warrants as of March 31, 2024 and December 31, 2023 at the time of acquiring bonds and issuance of such bonds are set forth below.

On July 2, 2021, HBC issued bonds with warrants for an aggregate purchase price of $3,795,867. The bond accrues no annual interest and mature on July 2, 2024. The warrants have an exercise price of $1.27 and can be exercised at any time after the issuance date, and expire the month preceding the maturity date of the bonds.

The following two tables summarizes information with regard to bonds with warrant outstanding as of March 31, 2024 and December 31, 2023.

Amount as of December 31, 2023	$3,489,995
Translation adjustment	(148,742)
Amount as of March 31, 2024	$3,341,253

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 9 — BONDS WITH WARRANTS (cont.)

Terms and conditions of bonds with warrants at the inception are as follows:

No.	Issue Date	Maturity	Amount	Nominal Interest Rate	Interest Rate of Return
11	7/2/2021	7/2/2024	$3,341,253	0%	3%
Total			$3,341,253

*	Nominal interest rate and interest rate of return are waived by the separate agreements between the Company and the bondholders.

Warrants

There are no remaining outstanding warrants as of March 31, 2024 and December 31, 2023.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized in the table below.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,341,253	$3,341,253

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 — FAIR VALUE MEASUREMENTS (cont.)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,489,995	$3,489,995

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of March 31, 2024 and December 31, 2023.

NOTE 11 — SIGNIFICANT NON-CASH TRANSACTION

The company engaged in the following significant non-cash investing and financing activities for the three months ended March 31, 2024 and March 31, 2023.

	March 31, 2024	March 31, 2023
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	—	(392,976)
Total	$—	$(392,976)

For the three months ended March 31, 2023, conversion to equity by offsetting short-term loan payables was $392,976, which reflected 309,430 shares of common stock issued and a decrease of $392,976 in short-term loan payables.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 12 — SHARE CAPITAL

As of March 31, 2024 and December 31, 2023, Hanryu Holdings’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Other Leases

On September 14, 2022, the Company entered into a one-year lease agreement which expired on September 14, 2023. And the Company expand its lease term to September 14, 2024. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the Condensed Consolidated balance sheet in the amount of $111,375 as of March 31, 2024 and $116,333 as of December 31, 2023.

The Company has a lease agreement for a vehicle which was initially made on September 16, 2021, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is recorded as other asset in the Condensed Consolidated balance sheet in the amount of $116,279 as of December 31, 2022. On December 28, 2023, the Company terminated the lease agreement earlier than the original contract, and the deposit amount of $64,725 was returned to the Company and the remaining of $51,554 was paid as the penalties.

Expenses related to these leases totaled approximately $24,088 and $24,695 for the three months ended March 31, 2024 and March 31, 2023.

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Condensed Consolidated financial position or results of operations of the Company. For the three months ended March 31, 2024, the Company two suspended legal cases as follows, and as of September 30, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co.Ltd, and another	Building Delivery	$85,686
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co.Ltd	Compensation for damages	$10,644

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties. There are no remaining outstanding related party transactions as of March 31, 2024 and December 31, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 15 —  DISPOSAL OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

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

As of December 28, 2023
Considerations	$459,682

The carrying amount of any noncontrolling interest	236,166
Net liabilities	(2,694,475)
Gain on disposal of subsidiaries	$3,390,323

The financials of the three companies for the years ended December 31, 2023 are as follows.

December 31, 2023
CURRENT ASSETS:	$62,216
Cash and Cash Equivalents	1,996
Short-term loans	7,756
Accounts receivable, net of allowance	2,863
Non-trade receivables	33,850
Prepaid expenses and other receivables	15,751
PROPERTY PLANTAND EQUIPMENT, NET	98,682
Total Assets	$160,898

CURRENT LIABILITIES:	$2,855,373
Short-term borrowings	1,527,104
Account Payable	369,266
Non-trade accounts payable	941,968
Accrued expenses and other current liabilities	17,035
Total Liabilities	$2,855,373

Total Stockholder's Equity (Deficiency)	$(2,694,475)

December 31, 2023
Sales	33,323
Cost of Revenue	10,506
Gross profit (Loss)	$22,817
OPERATING EXPENSES:	1,235,907
OPERATING LOSS	(1,213,090)
OTHER INCOME(EXPENSE):	(2,562)

Net loss before taxes	(1,215,652)
Income tax expense	—
NET INCOME(LOSS)	$(1,215,652)

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to December 31, 2023 through September 30, 2024 at which the Condensed Consolidated financial statements were prepared.

Among the short-term loan payables from Kye Sook Kim and others of ($577,865) originally maturing in June 2024, the Company made the repayment of $16,135 on April 1, 2024, and the maturity of the remaining amount ($577,865) is extended to June 2025,

The Company is in discussion to convert Bond with warrants ($3,341,253) maturing on July 2, 2024 into equity by the agreement with warrants holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included on Form 10-K for the year ending December 31, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” on Form 10-K/A for the year ending December 31, 2023.

Overview

Hanryu Holdings, Inc., a Delaware corporation (“Hanryu Holdings”), along with our wholly owned operating subsidiaries, Hanryu Bank Co., Ltd. (“HBC”), FNS Co., Ltd. (“FNS”), and Marine Island Co., Ltd. (“Marine Island”)a, and majority owned subsidiary, K-Commerce Co., Ltd. (“K-Commerce”), all incorporated under the laws of the Republic of Korea (collectively, the “Company”, “we”, “us”, or “our”), is the creator of the engaging and innovative social media platform, “FANTOO”. FANTOO connects users around the world that share similar interests by providing distinctive service offerings, technologies, applications, and websites. Through FANTOO, we provide a global multi-media platform for our users to interact with other like-minded users, to share their appreciation of various types of entertainment and cultures, create their own content, enjoy other users’ content, engage in commerce, and experience a “fandom” community unlike any other.

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

Our Business Model and Growth Strategies

We focus on providing user-centric services to provide a single platform that can address and satisfy all the needs of fans within that platform. FANTOO will enrich users’ fandom experience by providing an all-in-one platform for fandom content, including news, popular culture, discussions, live shows, fan creativity. FANTOO is currently available in 17 languages, with real-time translation services. These real time translation services enable our users to communicate with each other across the globe without language barriers. For languages that are not available for real-time translation, the FANTOO platform provides a solution through the use of translation matching services among users. Through the translation matching services, the FANTOO platform ensures that content is accurately translated and available to a greater number of global fans in their own languages The FANTOO platform further allows users to freely create and monetize their own content and enables fast and secure user-to-user sales on the FANTOO platform.

We intend to create value for our shareholders through developing multiple revenue streams, including (1) direct sales revenue, driven by advertisement, content and commerce sales; and (2) revenue derived from collecting a percentage of user-to-user sales of emojis, online stickers, web novels, webtoons, translation matching, and other user-to-user transactions.

In the long term, we expect the majority of our revenue will be generated from commissions from user-to-user transactions. Deriving revenue from user-to-user transactions gives our platform an advantage over other existing platforms that primarily rely on advertisement sales. We recognize both the creative power and purchasing power of our users and fans in general, and as such, we designed our platform to maximize the economic effects of FANTOO users. Since May 2021, we have experienced a significant growth in the number of FANTOO users.

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

As we continue to diversify our product and service offerings, we anticipate additional revenue streams, including

Revenue from Entertainment Agency Our entertainment agency business will assist influencers in growing their influence base both within and outside of the FANTOO platform. As each influencer’s status grows, we expect to monetize their influencer status through entering into advertisement agreements or performance-based contracts. We anticipate earning revenue from this business model by 2024.

While we anticipate generating revenue from sales of our entertainment agency business by the end of the year ended December 31, 2024, no assurances can be given that we will successfully launch such affiliated businesses, and if so, whether such businesses will be successful.

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

Results of Operations

Three months Ended March 31, 2024 Compared to three months ended March 31, 2023

The following table sets forth a summary of our statements of operations for the three months ended March 31,2024 and 2023:

	Three months ended
	March 31,		Increase / (Decrease)
	2024	2023	$	%
Revenue	$185	$223	$(38)	(17)%
Cost of Revenue	-	-	-
Gross Profit	185	223	(38)	(17)%

Operating Expense
Marketing and advertising expense	3,500	289,473	$(285,973)	(99)%
Research and Development	-	71,732	$(71,732)	(100)%
General and administrative expense	1,094,686	2,445,475	$(1,350,789)	(55)%
Total operating expense	1,098,186	2,806,680	$(1,708,494)	(61)%

Total Other Income (Expense)	50,930	(16,802)	$67,732	403%

Net Loss	$(1,047,071)	$(3,067,331)	$2,020,260	(66)%

	Three months ended
	March 31,
	(as a percentage of revenues)
	2024	2023
Revenue	100%	100%
Cost of Revenue	0%	0%
Gross Profit	100%	100%

Operating Expense
Marketing and advertising expense	1,892%	129,809%
Research and Development	0%	32,167%
General and administrative expense	591,722%	1,096,626%
Total operating expense	593,614%	1,258,601%

Total Other Income (Expense)	27,530%	(7,535)%

Net Loss	(565,984)%	(1,375,485)%

We have generated revenue from the FANTOO platform, and we have started to generate contents sales through FNS and other platforms, including third party news agencies and YouTube. While the FANTOO platform itself has not yet generated revenue enough, we began implementing our business plan and commenced distributing content to build up and raise brand awareness. Revenue for the three months ended March 31, 2024 was $185, as compared to revenue of $223 for the three months ended March 31, 2023. This decrease of $38 was due to $38 in advertising and content sales through FANTOO platform and FNS.

Cost of Revenues

Cost of revenue for three months ended March 31, 2024 and 2023 was $0, respectively since there are no direct cost of revenues related the revenues.

Operating Expense

Marketing and Advertising

Marketing and advertising expense for the three months ended March 31, 2024 was $3,500, as compared to $289,973 for the three months ended March 31, 2023. The decrease is due to the restructuring of the FANTOO platform and the strategic decision of the management to improve FANTOO platform to efficiently reach the targeted users.

Research and Development

Research and development expense for the three months ended March 31, 2024 was $0, as compared to $71,732 for the three months ended March 31, 2023. The decrease in research and development expense is primarily due to the restructuring of the FANTOO platform and the strategic decision of the management.

General and Administrative

General and administrative expense for the three months ended March 31, 2024 decreased $1,350,789 or 55%, as compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in commissions and consulting costs of $591,944, a decrease in labor related costs of $495,424, and a decrease in travel expense of $372,287. The substantial decrease in general and administrative expense is principally attributable to the decrease in consulting costs, labor related costs and Travel expense by the restructuring of the FANTOO platform and the strategic decision of the management.

Other income (expense)

Other income (expense) for the three months ended March 31, 2024 was $50,930 an increase of $67,732, or 403%, as compared to the three months ended March 31, 2023, which was primarily driven by $76,313 of the interest income.

Liquidity and Going Concern

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $1,047,071 and $2,823,259 for the three months ended March 31, 2024 and 2023, respectively. We used $402,054 and $3,958,869of cash for operating activities for the three months ended March 31, 2024 and 2023, respectively.

Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans.

In July 2023, we consummated our IPO of 877,328 shares of its common stock at a public offering price of $10.00 per share, generating gross proceeds of $8,773,280. Net proceeds from the IPO were approximately $7.7 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.1 million.

To support our existing and planned business model, we need to raise additional capital to fund our future operations. We have not experienced any difficulty in raising funds through loans and have not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact our results of operations and cash flows. Additional debt financing is anticipated to fund our operations in the near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that we can continue as a going concern.

Summary of Cash Flows

The following table summarizes changes in cash for the three months ended March 31, 2024 and 2023:

	2024	2023
Statement of Cash Flow Data:
Net cash used in operating activities	$(402,054)	$(3,958,869)
Net cash (used in) provided by investing activities	(5,289,272)	653,290
Net cash provided by financing activities	432,835	3,630,331

Cash Flows from Operating Activities.

Net cash used in operating activities for the three months ended March 31, 2024 was $402,054, which primarily reflected our net loss of $1,047,071, net of adjustments to reconcile net loss to net cash provided by operating activities of $646,017 which included a depreciation charge of $59,620. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course. Net cash used in operating activities for the three months ended March 31, 2023 was $3,958,869 which primarily reflected our net loss of $2,823,259, net of adjustments to reconcile net loss to net cash provided by operating activities of $1,135,619, which included a depreciation charge of $62,363. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities.

Our net cash provided in investing activities was $5,288,926 for the three months ended March 31, 2024, representing a decrease of $5,942,216, or 909.58%, as compared to $653,290 of cash used in investing activities for the three months ended March 31, 2023. This decrease was driven by a $5,430,389 decrease in payment for the short term loan receivables.

Cash Flows from Financing Activities.

Our net cash provided by financing activities was $432,835 for the three months ended March 31, 2024, consisting of a $432,835 net increase of proceeds from short-term loan payables. Our net cash provided by financing activities was $3,630,331 for the three months ended March 31, 2023, consisting of a $71,151 net decrease in cash payment of short-term loan receivables from related parties, a $1,428,543 increase in cash proceeds from exercising warrants, a $2,400,000 increase in cash proceeds from issuance of common stock.

Convertible Debt.

As of March 31, 2024, the remaining outstanding principal amount of bonds with warrants was approximately $3,341,253. There was no issuance of bonds with warrants for the three months ended March 31, 2024. A $148,742 decrease in bonds with warrants compared to the balance of $3,489,995 as of December 31,2023 was due to currency translation adjustment.

Contractual Obligations

We have no contractual obligations as of March 31, 2024.

On September 14, 2022, the Company entered into a one-year lease agreement which expired on September 14, 2023. And the Company expand its lease term to September 14, 2024. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the consolidated balance sheet in the amount of $111,375 as of March 31, 2024, and $116,333 as of December 31, 2023.

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

Expenses related to these leases totaled approximately $24,088 and $24,695 for the three month ended March 31, 2024 and March 31, 2023.

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

Translational

Our functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiaries, Hanryu Bank, FSN, and Marine Island, which are our primary operating subsidiaries, is the KRW. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the condensed consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $72,197 and a change in net loss of $744,726 for the year ended December 31, 2023. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $21 and a change in net loss of $256,660 for the three months ended March 31, 2024.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. It will be effective for us on May 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. It will be effective for our annual period beginning May 1, 2024, and interim periods beginning May 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2024, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2024, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Condensed Consolidated financial position or results of operations of the Company. For the three months ended March 31, 2024, the Company two suspended legal cases as follows, and as of September 30, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co.Ltd, and another	Building Delivery	$85,686
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co.Ltd	Compensation for damages	$10,644

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1*	Amended and Restated Certificate of Incorporation of Registrant
3.2*	Bylaws of Registrant
4.1*	Form of Common Stock Certificate
4.3*	Description of Registrant’s Securities
31.1*	Certification of Taehoon Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Juhyon Shin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Taehoon Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Juhyon Shin pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanyru Holdings, Inc

Signature	Title	Date

/s/ Taehoon Kim	Interim Chief Executive Officer	September 30, 2024
Taehoon Kim	(Principal Executive Officer)

/s/ Juhyon Shin	Chief Financial Officer	September 30, 2024
Juhyon Shin	(Principal Financial and Accounting Officer)