Form 10-Q
period 2024-06-30
Hanryu Holdings, Inc.
filed 2024-10-15
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission File Number: 001-41763

Hanryu Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	88-1368281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

160, Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Republic of Korea	07231
(Address of principal executive offices)	(Zip Code)

+82-2-564-8588

(Registrant’s telephone number, including area code)

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

The registrant has 52,808,589 shares of the common stock outstanding as of October 15, 2024.

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

●	overall strength and stability of general economic conditions and of the social media platform and content creation industry in the United States and globally;

●	changes in consumer demand for, and acceptance of, our services, including our platform, as well as social media platforms in general;

●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●	our expectations regarding our future operating and financial performance;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	our ability to continue as a going concern;

●	our ability to effectively execute our business plan and continue to expand internationally;

●	our ability to recruit, retain, and motivate skilled personnel, including key members of senior management;

●	changes in the price of equipment, network infrastructure, hosting and maintenance;

●	uncertainties around the successful improvement and modification of our existing applications and development of new products and services, which may require significant expenditures and time;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●	our ability to effectively market our services;

●	costs and risks associated with litigation brought against us;

●	our ability to obtain and protect our existing intellectual property protections, including trademarks and copyrights;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	our ability to maintain the listing of our shares on the Nasdaq Capital Market or any other exchange; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found on Form 10-K filed for the year ended December 31, 2023. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2024 and December 31, 2023

(Unaudited)

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$946	$5,427,830
Short-term loans receivable	8,589,615	3,789,900
Accounts receivable, net of allowance	300,913	324,413
Non-trade receivables	22,230	171,892
Prepaid expenses and other receivable	7,477,905	7,903,035
Total current assets	16,391,609	17,617,070

PROPERTY PLANT AND EQUIPMENT, NET	367,815	629,185
OPERATING LEASE RIGHT-OF-USE ASSET	1,662,367	1,918,966
OTHER ASSETS	336,813	379,735
Total Assets	$18,758,604	$20,544,956

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$1,893,680	$1,589,887
Short-term loans payable from related parties	15,647	—
Non-trade accounts payable	2,953,386	2,312,669
Bonds with warrants, net	3,239,274	3,489,995
Accrued expenses and other current liabilities	89,979	83,940
Total current liabilities	8,191,966	7,476,491

Total Liabilities	8,191,966	7,476,491
Commitments and contingencies (Note 13)

STOCKHOLDER’S EQUITY:
Common Stock, $0.001 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 52,808,589 common shares as of June 30, 2024 and December 31, 2023	52,809	52,809
Additional paid-in capital	51,415,476	51,415,476
Accumulated deficit	(40,502,733)	(38,893,762)
Accumulated other comprehensive income(loss)	(398,914)	493,942
Total Stockholders’ Equity	10,566,638	13,068,465
Total Liabilities and Stockholders’ Equity	$18,758,604	$20,544,956

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Sales	$198	$265,769	$13	$265,546
Cost of Revenue	—	69,145	—	69,145
Gross profit	198	196,624	13	196,401

Operating cost and expenses	(1,738,757)	(5,789,471)	(640,571)	(2,982,791)

Loss from operations	(1,738,559)	(5,592,847)	(640,558)	(2,786,390)

OTHER INCOME (EXPENSE):
Loss on disposal of tangible assets	(24,577)	—	383	—
Interest income (expense), net	151,083	(2,572)	74,770	55
Gain (loss) on foreign currency transactions	4,631	(1,777)	3,640	(1,627)
Other expense, net	(1,549)	(13,722)	(135)	303
Net other income(loss)	129,588	(18,071)	78,658	(1,269)
Net Loss from continuing operations before taxes	(1,608,971)	(5,610,918)	(561,900)	(2,787,659)
Net loss from continuing operations	(1,608,971)	(5,610,918)	(561,900)	(2,787,659)
Discontinued operations:
Loss from discontinued operations	—	(448,334)	—	(204,262)
Loss from discontinued operation	—	(448,334)	—	(204,262)
Net Loss	(1,608,971)	(6,059,252)	(561,900)	(2,991,921)
Less net loss attributable to non-controlling interest	-	(9,189)	-	14,965
Net Loss attributable to equity holders of the Company	(1,608,971)	(6,050,063)	(561,900)	(3,006,886)
Net Loss	(1,608,971)	(6,059,252)	(561,900)	(2,991,921)
Basic net loss per share:			`
Loss from continuing operations	(0.03)	(0.12)	(0.01)	(0.06)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Total basic net loss per share	(0.03)	(0.13)	(0.01)	(0.07)

Diluted net loss per share
Loss from continuing operations	(0.03)	(0.12)	(0.01)	(0.06)
Loss from discontinued operations	—	(0.01)	—	(0.00)
Total diluted net loss per share	(0.03)	(0.13)	(0.01)	(0.06)

Weighted average number of common shares outstanding:
Basic and Diluted	52,808,589	48,319,993	52,808,589	50,242,646

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive	Non-controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	interests	(Deficit)
Balance at December 31, 2022	45,416,942	$45,417	27,578,666	$(29,607,852)	$879,420	$(236,166)	$(1,340,515)
Issuance of common stock at $10.00 per share by private placement, net of issuance costs	240,000	240	2,399,760	—	—	—	2,400,000
Exercise of warrants at $0.42 per share by cash considerations, net of issuance costs	20,000	20	8,380	—	—	—	8,400
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	1,118,223	1,118	1,419,025	—	—	—	1,420,143
Exercise of warrants at $1.27 per share by non-cash consideration, net of issuance costs	309,430	309	392,667	—	—	—	392,976
Currency translation adjustment	—	—	—	—	(69,107)	5,042	(64,065)
Net loss	—	—	—	(3,061,555)	—	(5,776)	(3,067,331)
Balance at March 31, 2023	47,104,595	$47,104	31,798,498	$(32,669,407)	$810,313	$(236,900)	$(250,392)
Issuance of common stock at $10.00 per share by private placement, net of issuance costs	760,000	760	7,599,240	—	—	—	7,600,000
Exercise of warrants at $0.42 per share by cash considerations, net of issuance costs	1,000,000	1,000	419,000	—	—	—	420,000
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	3,066,666	3,067	3,891,599	—	—	—	3,894,666
Currency translation adjustment	—	—	—	—	213,303	3,581	216,884
Net loss	—	—	—	(3,006,886)	—	14,965	(2,991,921)
Balance at June 30, 2023	51,931,261	51,931	43,708,337	$(35,676,293)	$1,023,616	$(218,354)	$8,889,236
Balance at December 31, 2023	52,808,589	$52,809	51,415,476	$(38,893,762)	$493,942	$—	$13,068,465
Currency translation adjustment	—	—	—	—	(542,705)	—	(542,705)
Net loss	—	—	—	(1,047,071)		—	(1,047,071)
Balance at March 31, 2024	52,808,589	$52,809	51,415,476	$(39,940,833)	$(48,763)	$—	$11,478,689
Currency translation adjustment	—	—	—	—	(350,151)	—	(350,151)
Net loss	—	—	—	(561,900)	—	—	(561,900)
Balance at June 30, 2024	52,808,589	$52,809	51,415,476	$(40,502,733)	$(398,914)	$—	$10,566,638

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,608,971)	$(5,610,918)
Depreciation	113,334	146,763
Loss on disposal of tangible assets	24,577	—
Amortization of right-of-use asset	122,234	127,381
Accounts receivable	200	1,070,295
Non-trade receivable	124,866	28,572
Prepaid expenses and other current assets	(146,819)	(231,666)
Other assets	16,103	—
Non-trade payable	851,797	(1,430,218)
Accrued expenses and other current liabilities	12,423	—
Net cash used in operating activities of continuing operations	(490,256)	(5,899,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	139,314	772,742
Proceeds from the sale of property, plant, and equipment	86,000	—
Sales of investments	—	694,997
Payment for short-term loan receivable	(5,345,684)	(540,631)
Purchase of property plant and equipment	—	(551,905)
Net cash (used in) provided by investing activities of continuing operations	(5,120,370)	375,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	440,904	509,665
Proceeds from short-term loan payable from related parties	400	747,394
Proceeds from exercising warrants	—	5,743,209
Net proceeds from issuance of common stock	—	10,000,000
Repayment of short-term loan payable	(14,820)	(409,217)
Repayment of short-term loan payable from related parties	—	(763,505)
Net cash provided by financing activities of continuing operations	426,484	15,827,546
Net change in cash – continued operations	(5,184,142)	10,302,958

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(580,831)
Net cash used in investing activities of discontinued operations	—	(2,265)
Net cash used in financing activities of discontinued operations	—	(30,561)
Net change in cash – discontinued operations	—	(613,657)
Cash beginning of the year- continued operations	5,427,830	118,263
Cash beginning of the year - discontinued operations	—	695
Beginning cash	5,427,830	118,958

Cash end of the year – continued operations	946	9,988,237
Cash end of the year - discontinued operations	—	1,901
Ending cash	946	9,990,138

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,184,142)	9,689,301
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(242,742)	181,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,427,830	118,958
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$946	$9,990,138
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	6,245	(2,555)
Less Cash receipt for interest - discontinued operations	—	2
Cash receipt (paid) for interest – continued operations	$6,245	$(2,557)
Cash receipt (paid) during the period for interest	$6,245	$(2,555)

Supplemental disclosure of non-cash investing and financing activities:
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	—	(392,976)
Total	$—	$(392,976)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

NET LOSS	$(1,608,971)	$(6,059,252)	$(561,900)	$(2,991,921)
Other comprehensive income (loss):	—	144,654	192,554	213,760
Change in foreign currency translation adjustment	(350,151)	8,623	—	3,582
Change in foreign currency translation adjustment to attributable to noncontrolling interest	—	—	—	—
COMPREHENSIVE LOSS	(1,959,122)	(5,905,975)	(369,346)	(2,774,579)
Less : Comprehensive Income/(Loss) attributable to noncontrolling interest	—	(17,813)	—	(18,547)
Comprehensive Income(Loss) attributable to the Company	(1,959,122)	(5,923,788)	(369,346)	(2,793,126)

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

Corporate History

Since the inception of HBC in 2018, we have accomplished a number of key objectives, as follows:

Date	Event/Milestone
October 18, 2018	HBC is incorporated under the laws of the ROK with the idea of creating an all-in-one product to capture the growing global momentum and popularity of K-Culture.

October 29, 2020	HBC establishes FNS and begins the initial stages of designing and implementing a platform that can create a fandom networking system.

March 11, 2021	HBC establishes Hanryu Times Co., Ltd (“Hanryu Times”). Hanryu Times begins operations as HBC’s media outlet, reporting on and providing up-to-date K-Culture news within the FANTOO platform, across a number of languages, including English, Japanese, Chinese (simplified/traditional), Indonesian, Spanish, Russian, and Portuguese.

March 31, 2021

HBC consummates an agreement and plan of merger (the “Merger Agreement”) with RnDeep, Co., Ltd, a Korean corporation (“RnDeep”), pursuant to which RnDeep merged with and into HBC, with HBC continuing as the surviving corporation (the “RnDeep Acquisition”). As consideration for the RnDeep Acquisition, HBC ratably issued a total 4,150,000 HBC common shares, par value $0.45 per share (“Common Shares”), to the former shareholders of RnDeep.

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

May 17, 2021	The FANTOO platform is launched and made available to the public.

June 30, 2021	HBC enters into an agreement to acquire all the issued and outstanding common shares of Marine Island (the “Marine Island Acquisition”), which owns the right to use and occupy 19,200 square-feet of office space within the iconic Seoul Marina, located at 160 Yeouiseo-ro, Yeungdeungpo-gu, Seoul, Korea (the “Seoul Marina”) from Sewang Co., Ltd. (“Sewang”), for the purchase price of 3,500,000,000 Korean Won (“KRW”), along with the assumption of all Marine Island’s liabilities.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Date	Event/Milestone
August 30, 2021	HBC establishes FANTOO Entertainment Co., Ltd (“FANTOO Entertainment”). FANTOO Entertainment provides a variety of content to the Company’s FANTOO platform, which contributes to the spread of the Korean Wave by promoting new entertainers and artists.

October 3, 2021	HBC consummates the Marine Island Acquisition, making it the owner of 100% of the issued and outstanding common shares of Marine Island.

October 3, 2021

HBC consummates a strategic acquisition of 50.8% of the outstanding common shares of K-Commerce Co., Ltd (“K-Commerce”). In consideration for the shares of K-Commerce, HBC forgave a short-term loan of $270,530 (KRW 309,600,000) owed to HBC by K-Commerce.

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

Prior to HBC’s acquisition of its shares in K-Commerce, K-Commerce was 100% owned by Changhyuk Kang, the Company’s former Chief Executive Officer and Donghoon Park, the Company’s Chief Marketing Officer.

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

June 16, 2022	Hanryu Holdings, HBC, the HBC Shareholders, and the HBC Warrantholders consummate the Share Exchange and Warrant Exchange concurrently, pursuant to which HBC became a wholly owned subsidiary of the Company, and the HBC Stockholders and HBC Warrantholders, collectively, acquired a controlling interest in the Company.

June 22, 2022	The Company divests itself of all Kingdom Coin (“KDC”) holdings and terminates all crypto-currency-related activity, including, without limitation, the operation of the MainNet (FandomChain) and the Kingdom Wallet, pursuant to a Business Transfer Agreement (the “Divestiture Agreement”) between HBC and an unaffiliated and unrelated third party, Kingdom Coin Holdings, a Cayman Islands Foundation Company (the “KDC Foundation”) (the “KDC Divestiture”), to substantially reduce its involvement with blockchain technologies. Pursuant to the Divestiture Agreement, as of June 22, 2022, the Company no longer owns any KDC, and no longer conducts or controls the operations, issuances, or sales of KDC. In connection with the KDC Divestiture, the Company revised its procedures regarding FP and no longer allows, nor has the technology to allow, for the transfer of FP outside of the FANTOO platform or the exchange of FP and KDC

August 1, 2023	The shares of the Company are listed on the Nasdaq Capital Market.

December 28, 2023	HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, so the business from the three companies became the discontinued operations.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Going Concern

The Company has experienced recurring losses from operations and has a stockholders’ equity and working capital of $10,566,638 and $8,199,643 as of June 30, 2024, respectively and $13,068,465 and $10,140,579 as of December 31, 2023, respectively. Also, the Company has operating losses of $1,738,559 and $5,592,847 for the six months ended June 30, 2024 and June 30, 2023, respectively. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for twelve (12) months after the issuance date of these financial statements. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying Condensed Consolidated financial statements follows:

Principles of Consolidation

The Condensed Consolidated financial statements of the Company include the financial statements of Hanryu Holdings, and its three wholly owned subsidiaries, HBC, FNS, and Marine Island in the second quarter of 2024 and in 2023, and its five wholly owned subsidiaries, HBC, FNS, Hanryu Times, Fantoo Entertainment, and Marine Island and majority-owned subsidiary (50.8%), K-Commerce in the second quarter of 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Changes in the Condensed Consolidated group’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

The ownership of non-controlling interests of K-Commerce, our significant Condensed Consolidated subsidiary as of June 30, 2023, was 49.2%. Since HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, on December 28, 2023, they are not Condensed Consolidated from December 28, 2023, and the controlling interests of K-Commerce become $0.

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the Condensed Consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s Condensed Consolidated balance sheet as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, there was a fluctuation in the exchange rates ranging from KRW 1,289.40/USD $1 to KRW 1,395.30/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the Condensed Consolidated balance sheets

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company doesn’t exceed the federal insurance limit as of June 30, 2024.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Condensed Consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying Condensed Consolidated balance sheets as of June 30, 2024, and December 31, 2023. The Company does not have any off-balance-sheet credit exposure related to its customers.

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the Condensed Consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 and $0 on the accompanying Condensed Consolidated balance sheets as of June 30, 2024 and December 31, 2023 respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company wrote off $193,889 of short-term receivables and $995,622 of prepaid expenses and other receivables as of June 30, 2024.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the six months ended June 30, 2024 and June 30, 2023, the Company recognized product sales revenue amounting to $0 and $71,816, respectively. Revenue is derived at the point in time when merchandise is sold and shipped or delivered to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the Company records all advertising revenue as a net basis, and other revenues are recorded as a gross basis, and the revenues as a gross basis for the six months ended June 30, 2024 and June 30, 2023 are $198 and $193,953, respectively. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis.

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

The Company evaluates property and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property and equipment asset impairment charges recorded during the six months ended June 30, 2024 and June 30, 2023.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no significant long-lived assets impairment charges recorded during the six months ended June 30, 2024 and June 30, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. For the six months ended June 30, 2024 and June 30, 2023, over 10% of the revenues are from two customers and one customer, respectively, but there are no receivable balances from them. Also, over 10% of the account receivable for the year ended December 31, 2023 is from Hanryu Times, which was the affiliated company by December 28, 2023, and Hanryu Times and the Company already agreed to the payment plan that Hanryu Times would pay back all by the end of December 31, 2024. Therefore, as of June 30, 2024 and December 31, 2023, the Company believes that the credit risk for the account receivables is manageable and controllable. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Investments

The Company’s investments are carried at historical cost. As of June 30, 2024 and December 31, 2023, there is no balance of investments.

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the six months ended June 30, 2024 and June 30, 2023, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of June 30, 2024 and December 31, 2023.

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately with amounts allocated to the lease and non-lease components based on stand-alone prices or for which it has made an accounting policy election to account for these as a single lease component. For certain equipment leases, like vehicles, the Company accounts for the lease and non-lease components as a single lease. Refer to Note 6 for additional disclosures required as a result of the adoption of this new standard.

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

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of June 30, 2024 and December 31, 2023. The interest income from short-term loan receivables is $173,086 and $0 for the six months ended June 30, 2024 and June 30, 2023, respectively, and the Company received $6,245 and $0 for interest income for the six months ended June 30, 2024 and June 30, 2023, respectively.

	Interest Rate	June 30, 2024	December 31, 2023
Hanryu Times	0%	$959,401	$1,033,659
K-Commerce	0%	73,244	76,586
FANTOO Entertainment	0%	354,600	381,270
LA PRIMERA CAPITAL INVESTMENTS	0%	28,469	30,672
Jacob Asset	4.6%	6,873,382	2,087,578
Ticket Land	4.6%	73,999	79,727
AMERIDGE CORPORATION	0.1%	10,568	100,408
KD Korea Corporation	5.0%	215,952	—
Total short-term loans		$8,589,615	$3,789,900

For the year ended December 31, 2023, the Company wrote off $193,889 of short-term loan receivables from PRT Korea since PRT Korea has not paid back it by the maturity date, June 13, 2024, and they have not provided any plan for the payment.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

The following table summarizes information with regard to prepaid expenses and other receivables as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Jacob Asset, Co., Ltd	7,198,388	7,755,545
Orumplus Design, Co., Ltd	—	25,593
Asia Model Festival Organization Foundation	71,984	77,556
Others	207,533	44,341
Total prepaid expenses and other receivables	$7,477,905	$7,903,035

For the year ended December 31, 2023, the Company wrote off $995,622 of prepaid expenses and other receivables from Top Eng Co., Ltd since they don’t make contracted business obligation to the Company more than 1 year and they have not provided the confirmed plan to the Company.

The Company made a contract to purchase the right to buy the land and building located in Busan, Korea in 2023 from Jacob Asset, Co., Ltd and the Company paid $7,198,388 as the first payment. The Company expect that the title transfer will be done by the end of 2024.

NOTE 5 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	June 30, 2024	December 31, 2023
Vehicles	$88,872	$222,733
Fixtures	327,043	352,356
Equipment	656,615	707,437
	1,072,530	1,282,526
Less accumulated depreciation	(704,715)	(653,341)
Property plant and equipment, net	$367,815	$629,185

Total depreciation expense for the six months ended June 30, 2024 is $113,334 and for the six months ended June 30, 2023 was $ 146,763. Depreciation expense is reflected in operating cost and expenses in the Condensed Consolidated statements of operations.

The Company disposed one of Vehicles with $86,000 on February 28, 2024, and $24,577 was recorded as loss on disposal for the six months ended June 30, 2024.

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

Annual lease cost — KRW 300,000,000

10-year present value calculation

Assumed annual rent increase -4.96%

Interest cost -3%

10-year bond rate on Korean Bonds 2.11%

Exchange rate: KRW 1188.5 the US dollar

The Company determined that the present value of ten years of free rent amount to $2,775,512 which was recorded as a long-term ROU asset as of June 30, 2021. Since there were no liabilities associated with this asset since the Company is receiving free rent, the ROU assets are being amortized at a rate of approximately $23,000 per month over a ten year term. Since the Company had initially allocated a value of $2,935,658 to SMC Receivable and the Lien, the Company recorded an impairment of $158,278 on its Right-of-Use Asset for the year ended December 31, 2021.

As of June 30, 2024 and December 31, 2023, the balances of the Right-of-Use-Asset was $1,662,367 and $1,918,966, respectively.

Lease cost consists of approximately $122,234 and $127,381, for the six months ended June 30, 2024 and June 30, 2023, respectively. The weighted average remaining lease term in years for operating leases is 7.5 years and the weighted average discount rate for operating leases is 3%.

NOTE 7 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of June 30, 2024 and December 31, 2023.

	Interest Rate	June 30, 2024	December 31, 2023
Short-term loan payables from Hyun Joo Kim and others maturing in January 2025	0%	428,304	—
Short-term loan payables from Junwoo Choi maturing in August 2024	0%	179,960	193,889
Short-term loan payables from Kye Sook Kim and others maturing in September 2024	4.6%	560,228	620,443
Short-term loan payables from Byoung Ik Choi maturing in September 2024	0%	143,968	155,111
Short-term loan payables from Bong Sang Kim and others maturing in September 2024	0%	215,952	232,666
Short-term loan payables from Se Kyoung Kim and others maturing in November 2024	4.6%	359,335	387,778
Short-term loan payables from Seon Chan Kim and others maturing in May 2025	0%	5,933	—
Total short-term loan payables		$1,893,680	$1,589,887

The Company recorded interest expense of $22,096 and $2,616 for the six months ended June 30, 2024 and June 30, 2023, respectively, and the Company paid $0 and $2,555 for interest expense for the six months ended June 30, 2024 and June 30, 2023, respectively.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 8 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information with regard to short-term loan payables from related parties outstanding as of June 30, 2024 and December 31, 2023. Aram Ahn and Changhyuk Kang serve as directors of Hanryu Holdings.

	June 30, 2024	December 31, 2023
Short-term loan payables from Changhyuk Kang maturing in March and June 2025	15,247	—
Short-term loan payables from Aram Ahn maturing in June 2025	400	—
Total short-term loan payables from related parties	$15,647	$—

These loan payables have no interest and financial covenants.

NOTE 9 — BONDS WITH WARRANTS

Bonds with warrants were issued by HBC from December 17, 2018 through July 2, 2021, and the terms and conditions of the remaining outstanding bonds with warrants as of June 30, 2024 and December 31, 2023 at the time of acquiring bonds and issuance of such bonds are set forth below.

On July 2, 2021, HBC issued bonds with warrants for an aggregate purchase price of $3,795,867. The bond accrues no annual interest and mature on July 2, 2024. The warrants have an exercise price of $1.27 and can be exercised at any time after the issuance date, and expire the month preceding the maturity date of the bonds.

The following two tables summarizes information with regard to bonds with warrant outstanding as of June 30, 2024 and December 31, 2023.

Amount as of December 31, 2023	$3,489,995
Translation adjustment	(250,721)
Amount as of June 30, 2024	$3,239,274

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 9 — BONDS WITH WARRANTS (cont.)

Terms and conditions of bonds with warrants at the inception are as follows:

No.	Issue Date	Maturity	Amount	Nominal Interest Rate	Interest Rate of Return
11	7/2/2021	7/2/2024	$3,239,274	0%	3%
Total			$3,239,274

*	Nominal interest rate and interest rate of return are waived by the separate agreements between the Company and the bondholders.

Warrants

There are no remaining outstanding warrants as of June 30, 2024 and December 31, 2023.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized in the table below.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,239,274	$3,239,274

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 — FAIR VALUE MEASUREMENTS (cont.)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,489,995	$3,489,995

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of June 30, 2024 and December 31, 2023.

NOTE 11 — SIGNIFICANT NON-CASH TRANSACTION

The Company engaged in the following significant non-cash investing and financing activities for the six months ended June 30, 2024 and June 30, 2023.

	June 30, 2024	June 30, 2023
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	—	(392,976)
Total	$—	$(392,976)

For the six months ended June 30, 2023, conversion to equity by offsetting short-term loan payables was $392,976, which reflected 309,430 shares of common stock issued and a decrease of $392,976 in short-term loan payables.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 12 — SHARE CAPITAL

As of June 30, 2024 and December 31, 2023, Hanryu Holdings’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

The Company also granted the underwriters a 45-day option to purchase up to 131,599 additional shares (equal to 15% of the shares of Common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of Common stock equal to 5.0% of the aggregate number of Common stocks sold in the IPO (including shares of Common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing six months from the date of commencement of the sales of the shares of Common stock in connection with the IPO, at an initial exercise price per share of $10.00 (equal to 125% of the initial public offering price per share of common stock). No representative’s warrants have been exercised as of June 30, 2024.

As a result of the IPO, the total number of issued and outstanding shares of Common Stock issued increased from 45,416,942 to 52,808,589. Each holder of Common Stock is entitled to one vote for each share of Common Stock held at all meetings of stockholders.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Other Leases

On September 14, 2022, the Company entered into a one-year lease agreement which term was subsequently extended to September 14, 2023. And the Company expand its lease term to September 14, 2024. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the Condensed Consolidated balance sheet in the amount of $107,976 as of June 30, 2024 and $116,333 as of December 31, 2023.

The Company has a lease agreement for a vehicle which was initially made on September 16, 2021, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is recorded as other asset in the Condensed Consolidated balance sheet in the amount of $116,279 as of December 31, 2022. On December 28, 2023, the Company terminated the lease agreement prior the end of the term, as a result of which the deposit amount of $64,725 was returned to the Company and the remaining of $51,554 was paid as the penalties.

Expenses related to these leases totaled approximately $76,547 and $72,849 for the six months ended June 30, 2024 and June 30, 2023, respectively.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 13 — COMMITMENTS AND CONTINGENCIES (cont.)

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Condensed Consolidated financial position or results of operations of the Company. For the six months ended June 30, 2024, the Company two suspended legal cases as follows, and as of October 15, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co., Ltd, and another	Building Delivery	$85,686
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co., Ltd	Compensation for damages	$10,644

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

Short-Term Loan Payables

	June 30, 2024	December 31, 2023
Changhyuk Kang maturing in March and June 2025	$15,247	$—
Aram Ahn maturing in June 2025	400	—
Total	15,647	—

Changhyuk Kang

On April 1, 2024, the Company and Changhyk Kang, the director of the Company, entered into an interest-free, short-term borrowing agreement with a principal amount of $15,000, which matures on March 31, 2025.

On June 4, 2024, the Company and Changhyk Kang, the director of the Company, entered into an interest-free, short-term borrowing agreement with a principal amount of $247, which matures on June 3, 2025.

The following table shows Changhyuk Kang’s loan payables balance in detail:

	June 30, 2024	December 31, 2023
Loan payables maturing in March 31, 2025	$15,000	$—
Loan payables maturing in June 3, 2025	247	—
Total	15,247	—

Aram Ahn

On June 4, 2024, the Company and Aram Ahn, the director of the Company, entered into an interest-free, short-term borrowing agreement with a principal amount of $400, which matures on June 25, 2025. The Company received the amount of $400 in cash.

The following table shows Aram Ahn’s loan payables balance in detail:

	June 30, 2024	December 31, 2023
Loan payables maturing in June 25, 2025	400	—
Total	400	—

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

As of December 28, 2023
Considerations	$459,682

The carrying amount of any noncontrolling interest	236,166
Net liabilities	(2,694,475)
Gain on disposal of subsidiaries	$3,390,323

The financials of the three companies for the years ended December 31, 2023 are as follows.

December 31, 2023
CURRENT ASSETS:	$62,216
Cash and Cash Equivalents	1,996
Short-term loans	7,756
Accounts receivable, net of allowance	2,863
Non-trade receivables	33,850
Prepaid expenses and other receivables	15,751
PROPERTY PLANTAND EQUIPMENT, NET	98,682
Total Assets	$160,898

CURRENT LIABILITIES:	$2,855,373
Short-term borrowings	1,527,104
Account Payable	369,266
Non-trade accounts payable	941,968
Accrued expenses and other current liabilities	17,035
Total Liabilities	$2,855,373

Total Stockholder’s Equity (Deficiency)	$(2,694,475)

December 31, 2023
Sales	33,323
Cost of Revenue	10,506
Gross profit (Loss)	$22,817
OPERATING EXPENSES:	1,235,907
OPERATING LOSS	(1,213,090)
OTHER INCOME(EXPENSE):	(2,562)

Net loss before taxes	(1,215,652)
Income tax expense	—
NET INCOME(LOSS)	$(1,215,652)

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to December 31, 2023 through October 15, 2024 at which the Condensed Consolidated financial statements were prepared.

Bonds with Warrants

The Company is in discussion with the holders to convert Bond with warrants in the aggregate amount of $3,341,253 that matured on July 2, 2024.

Noncompliance with Minimum Bid Price Requirement

On August 6, 2024,the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) that the Company had been granted an additional 180 calendar days, or until February 3, 2025, to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5450(a)(1), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency by effecting a reverse stock split, if necessary, during the second compliance period.

As previously disclosed by the Company in a Current Report on Form 8-K filed on February 12, 2024, the Company received a notification letter from the Staff notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive business days, the Company no longer met the Minimum Bid Price Requirement.

The Company intends to monitor the closing bid price of its common stock between now and February 3, 2025 and consider its available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with The Nasdaq Capital Market’s continued listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2023.

Overview

Hanryu Holdings, Inc., a Delaware corporation (“Hanryu Holdings”), along with our wholly owned operating subsidiaries, Hanryu Bank Co., Ltd. (“HBC”), FNS Co., Ltd. (“FNS”), and Marine Island Co., Ltd. (“Marine Island”), all incorporated under the laws of the Republic of Korea (collectively, the “Company”, “we”, “us”, or “our”), is the creator of the engaging and innovative social media platform, “FANTOO”. FANTOO connects users around the world that share similar interests by providing distinctive service offerings, technologies, applications, and websites. Through FANTOO, we provide a global multi-media platform for our users to interact with other like-minded users, to share their appreciation of various types of entertainment and cultures, create their own content, enjoy other users’ content, engage in commerce, and experience a “fandom” community unlike any other.

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

Going Concern

We have experienced recurring losses from operations and have a stockholders’ equity and working capital of $10,566,638 and $8,199,643 as of June 30, 2024, respectively, and $13,068,465 and $10,140,579 as of December 31, 2023, respectively. Also, we have incurred operating losses of $1,738,599 and $5,592,847 for the six months ended June 30, 2024 and June 30, 2023, respectively. These uncertainties raise substantial doubt about our ability to continue as a going concern for twelve (12) months after the issuance date of our financial statements included in this Form 10-Q.

Our future operations are dependent upon multiple factors, including (i) the success of our FANTOO platform business; (ii) competition from existing and future services from other companies; and (iii) securing new sources of capital to fund operations and develop markets. We will maintain an ongoing effort to improve and innovate FANTOO platform business to generate funds for our operations. . For instance, we recently opened FANTOO House, in Seoul, a complex entertainment space for content video production, studio, music broadcasting, and rental (lease). At FANTOO platform, we plan to launch (i) Epic branded ecommerce platform expected to generate additional income, and (ii) dedicated video production operations designed to create short episodic content that focuses on K-POP fandom. In addition, we maintain an ongoing effort to raise funds for our operations from current investors and new sources of capital through the issuance of additional common stock and/or short-term notes. However, there can be no assurance as to the outcome of these factors or that future funding efforts will generate sufficient capital to maintain our operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

In the long term, we expect the majority of our revenue will be generated from commissions from user-to-user transactions. Deriving revenue from user-to-user transactions gives our platform an advantage over other existing platforms that primarily rely on advertisement sales. We recognize both the creative power and purchasing power of our users and fans in general, and as such, we designed our platform to maximize the economic effects of FANTOO users. Since May 2022, we have experienced a significant growth in the number of FANTOO users.

Due to the surge in popularity of K-Culture, we believe that we have great potential to continue growing our user base, while maintaining a high percentage of Monthly Active Users (“MAUs”). According to the Korea Foundation and Korean Ministry of Foreign Affairs, in 2021, Korean culture had 156.6 million fans in 116 countries, and generated approximately $21.5 billion in global revenue in 2019. Furthermore, K-Culture was ranked as the seventh most influential global culture in 2021, and contributed over $10 billion in exports in 2020, as reported by the Korean Foundation for International Cultural Exchange. The global purchasing power of K-Culure was at $124.3 billion in 2020, based on the 2021 report by the Organization for Economic Co-operation and Development.

Financial Overview

Components of Results of Operations

Revenue

We anticipate that our primary source of revenue will be generated from FANTOO platform operations. Additionally, we have generated limited revenue from the Company’s other subsidiaries’ operations, such as revenue from marketing services, retail sales, and content sales. We started generating revenue from FANTOO business, and we anticipate earning more steady revenue from the Company’s other businesses by the end of 2024.

We expect that our primary sources of revenue on the FANTOO platform will be derived from (i) direct sales and (ii) commissions from user-to-user sales.

Revenue from FANTOO business. We expect that our primary sources of revenue on the FANTOO platform will be derived from (i) direct sales and (ii) commissions from user-to-user sales. We started generating revenue from FANTOO platform.

(i) Direct Sales. From 2023, we began generating direct sales revenue through: (i) original content sales, such as FANTOO produced web series that can be purchased by users on our platform or licensed to distributors; (ii) e-commerce goods through FANTOO’s Fanshop, which sells items such as the latest fandom goods and upcoming concert tickets; and (iii) advertising sales, including banner placements, splash advertising, pop-up advertisements within the platform, in-platform promotions, and branded content productions. For advertising sales, we act as an agent in arranging third-party promotions to our users. Our business model provides for the distribution of a percentage of our advertising revenue to FANTOO users in the form of FP as incentives for certain activities within the FANTOO platform. Users can then spend FP within the FANTOO platform to purchase goods and/or services, either directly from us or from other users.

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

Revenue from Retail Sales.  Revenue from retail sales include a wide variety of products for purchase. Although we have generated limited revenue from such services in the past, we anticipate earning more steady revenue from this business model in 2024.

Revenue from Marketing Services. Revenue from marketing services provided by the Company’s other subsidiaries such as Hanryu Bank, which will include activities such as creating and distributing flyers, hosting events and giveaways, producing advertisement videos, and more. Although we have generated limited revenue from such services in the past, we anticipate earning more steady revenue from this business model by the end of 2024.

Revenue from News Agency. Revenue from news agency content sales, which provides news articles and original content to other third-party media outlets. Although we have generated a de minimis amount of revenue from such services in the past, we anticipate earning more steady revenue from this business model by the end of 2024.

As we continue to diversify our product and service offerings, we anticipate additional revenue streams, including the following:

Revenue from Entertainment Agency. Our entertainment agency business is expected to assist influencers in growing their influence base both within and outside of the FANTOO platform. As each influencer’s status grows, we expect to monetize their influencer status through entering into advertisement agreements or performance-based contracts. We anticipate earning revenue from this business model by the end of 2024.

While we anticipate generating revenue from sales of our entertainment agency business by the end of 2024, no assurances can be given that we will successfully launch such affiliated businesses, and if so, whether such businesses will be successful.

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

Results of Operations

Three and Six months Ended June 30, 2024 Compared to three and six months ended June 30, 2023

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Increase / (Decrease)
	2024	2023	$	%
Revenue	$198	$265,769	$(265,571)	(100)%
Cost of Revenue	-	69,145	(69,145)	(100)%
Gross Profit	198	196,624	(196,426)	(100)%

Operating Expense
Marketing and advertising expense	3,446	832,755	$(829,309)	(100)%
Research and Development	-	231,743	$(231,743)	(100)%
General and administrative expense	1,735,311	4,724,973	$(2,989,662)	(63)%
Total operating expense	1,738,757	5,789,471	$(4,050,714)	(70)%

Total Other Income (Expense)	129,588	(18,071)	$147,659	(817)%

Net Loss	$(1,608,971)	$(6,059,252)	$4,450,281	(73)%

	Three months ended June 30,		Increase / (Decrease)
	2024	2023	$	%
Revenue	$13	$265,546	$(265,533)	(100)%
Cost of Revenue	$-	$69,145	(69,145)	(100)%
Gross Profit	$13	$196,401	(196,388)	(100)%

Operating Expense
Marketing and advertising expense	$(54)	$543,282	$(543,336)	(100)%
Research and Development	$-	$160,011	$(160,011)	(100)%
General and administrative expense	$640,625	$2,0279,498	$(1,638,873)	(72)%
Total operating expense	$640,571	$2,982,791	$(2,342,220,)	(79)%

Total Other Income (Expense)	$78,658	$(1,269)	79,927	6,298%

Net Loss	$(561,900)	$(2,991,921)	$2,430,021	81%

	Six months ended June 30, (as a percentage of revenues)		Three months ended June 30 (as a percentage of revenues)
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of Revenue	-%	26%	-%	26%
Gross Profit	100%	74%	100%	74%

Operating Expense
Marketing and advertising expense	1,740%	313%	(418)%	205%
Research and Development	-%	87%	-%	60%
General and administrative expense	876,420%	1,778%	4,927,501%	858%
Total operating expense	878,610%	2,178%	4,927,469%	1,123%

Total Other Income (Expense)	65,448%	(7)%	605,062%	0%

Net Loss	(812,612)%	(2,280)%	(4,322,308)%	(1,127)%

Revenues

We have generated revenue from the FANTOO platform, and we have started to generate contents sales through FNS and other platforms, including third party news agencies and YouTube. While the FANTOO platform itself has not yet generated the meaningful revenue, we began implementing our business plan and commenced distributing content to build and raise brand awareness. Revenue for the six months ended June 30, 2024 was $198t, as compared to revenue of $265,546 for the six months ended June 30, 2023. This decrease of $265,533 was due to $193,717 in advertising and content sales through FANTOO platform and FNS and $71,816 in product sales thorough Hanryu Bank and FNS in the period ended June 30, 2023 compared to no such sales in the corresponding period in 2024. The substantial decrease in revenue is principally attributable by the restructuring of the FANTOO platform and the strategic decision of the management.

Cost of Revenues

Cost of revenue for six months ended June 30, 2024 and 2023 was $0, and $69,145, respectively. The substantial decrease in cost of revenue is principally due to the substantial decrease in revenue reported during the six-month period ending June 30, 2024, compared to the corresponding period in 2023.

Operating Expense

Marketing and Advertising

Marketing and advertising expense for the six months ended June 30, 2024 was $3,446, as compared to $832,755 for the six months ended June 30, 2023. The decrease is due to the restructuring of the FANTOO platform and the strategic decision of the management to improve FANTOO platform to efficiently reach the targeted users.

Research and Development

Research and development expense for the six months ended June 30, 2024 was $0, as compared to $231,743 for the six months ended June 30, 2023. The decrease in research and development expense is primarily due to the restructuring of the FANTOO platform and the strategic decision of the management.

General and Administrative

General and administrative expense for the six months ended June 30, 2024 was $1,735,311 as compared to $4,724,973 for the six months ended June 30, 2023. The decrease of $2,989,662 was primarily due to a decrease in commissions and consulting costs of $853,773, a decrease in labor related costs of $1,274,566, and a decrease in travel expense of $679,686. The substantial decrease in general and administrative expense is principally attributable to the decrease in consulting costs, labor related costs and travel expense by the restructuring of the FANTOO platform and the strategic decision of the management.

Other income (expense)

Other income (expense) for the six months ended June 30, 2024 was $129,588 an increase of $147,659 as compared to the six months ended June 30, 2023, which was primarily driven by $173,086 of the interest income.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $1,608,971 and $6,059,252 for the six months ended June 30, 2024 and 2023, respectively. We used $490,256 and $13,683,164 of cash for operating activities for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, we had cash and cash equivalents of approximately $946.  Based on our available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the six months ended June 30, 2024 are issued. The Company’s existing capital resources, including the net proceeds from its IPO will not be sufficient to enable it to continue its operation as planned. The Company will need to raise substantial additional funds in the future in order to continue its operations. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our platform, and our ability to reduce and control costs.

We expect to continue to incur substantial expenditures in the foreseeable future for the development of our technologies and platform infrastructure. We will require additional financing to further develop and market our platform business, and otherwise execute our business plan. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies.

In July 2023, we consummated our IPO of 877,328 shares of its common stock at a public offering price of $10.00 pper share, generating gross proceeds of $8,773,280. Net proceeds from the IPO were approximately $7.7 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.1 million.

To support our existing and planned business model, we need to raise additional capital to fund our future operations. We have not experienced any difficulty in raising funds through loans and have not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact our results of operations and cash flows. Additional debt financing is anticipated to fund our operations in the near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained if at all. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

We may seek to raise capital through equity offerings or debt financings, which may include collaboration agreements, or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our consolidated financial condition and our ability to pursue our business strategies.

Summary of Cash Flows

The following table summarizes changes in cash for the six months ended June 30, 2024 and 2023:

	2024	2023
Statement of Cash Flow Data:
Net cash used in operating activities	$(490,256)	$(5,899,791)
Net cash (used in) provided by investing activities	(5,120,370)	375,203
Net cash provided by financing activities	426,684	15,827,546

Cash Flows from Operating Activities.

Net cash used in operating activities for the six months ended June 30, 2024 was $490,256, which primarily reflected our net loss of $1,608,971, net of adjustments to reconcile net loss to net cash provided by operating activities of $1,118,715 which included a depreciation charge of $113,334. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course. Net cash used in operating activities for the six months ended June 30, 2023 was $5,899,791 which primarily reflected our net loss of $5,610,918, net of adjustments to reconcile net loss to net cash provided by operating activities of $288,873, which included a depreciation charge of $146,763. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities.

Our net cash used in by investing activities was $5,120,370 for the six months ended June 30, 2024, representing a decrease of $5,495,573, as compared to $375,203 of cash provided by investing activities for the six months ended June 30, 2023. This decrease was driven by a $5,345,684 decrease in payment for the short term loan receivables.

Cash Flows from Financing Activities.

Our net cash provided by financing activities was $426,684 for the six months ended June 30, 2024, consisting of a $440,904 net increase of proceeds from short-term loan payables. Our net cash provided by financing activities was $15,827,546 for the six months ended June 30, 2023, consisting of a $763,505 net decrease in cash payment of short-term loan receivables from related parties, a $5,743,209 increase in cash proceeds from exercising warrants, a $10,000,000 increase in cash proceeds from issuance of common stock.

Convertible Debt.

As of June 30, 2024, the remaining outstanding principal amount of bonds with warrants was approximately $3,239,274. There was no issuance of bonds with warrants for the six months ended June 30, 2024. A $250,721 decrease in bonds with warrants compared to the balance of $3,489,995 as of December 31, 2023 was due to currency translation adjustment.

Contractual Obligations

As of June 30, 2024, there have been no material changes to our contractual obligations and other commitments compared to those disclosed on Form 10-K.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operation is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on July 16, 2024.

Recent Accounting Pronouncements

We have determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position. Refer to Note 2, Significant Accounting Policies, for detailed disclosures regarding the recent accounting pronouncement.

Other Information

JOBS Act Accounting Election

We are an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) December 31, 2028 (the last day of the fiscal year following the fifth anniversary of the closing of our IPO), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2024, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2024, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our interim Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Condensed Consolidated financial position or results of operations of the Company. For the six months ended June 30, 2024, the Company two suspended legal cases as follows, and as of October 15, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co., Ltd, and another	Building Delivery	$85,686
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co., Ltd	Compensation for damages	$10,644

Item 1A. Risk Factors.

We area smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	01/26/2023	3.1
3.2	Bylaws of Registrant	S-1	01/26/2023	3.2
4.1	Form of Common Stock Certificate	S-1	01/26/2023	4.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Included in Interactive Data File covered by Exhibit 101.
+	Management Contract.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanyru Holdings, Inc

Signature	Title	Date

/s/ Taehoon Kim	Interim Chief Executive Officer	October 15, 2024
Taehoon Kim	(Principal Executive Officer)

/s/ Juhyon Shin	Chief Financial Officer	October 15, 2024
Juhyon Shin	(Principal Financial and Accounting Officer)