Form 10-Q
period 2024-09-30
Hanryu Holdings, Inc.
filed 2024-11-20
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant has 52,808,589 shares of the common stock outstanding as of November 19, 2024.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2024 and December 31, 2023

(Unaudited)

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$6,975	$5,427,830
Short-term loans receivable	8,923,661	3,789,900
Accounts receivable, net of allowance	316,766	324,413
Non-trade receivables	26,756	171,892
Prepaid expenses and other receivable	7,881,734	7,903,035
Total current assets	17,155,892	17,617,070

PROPERTY PLANT AND EQUIPMENT, NET	331,332	629,185
OPERATING LEASE RIGHT-OF-USE ASSET	1,687,544	1,918,966
OTHER ASSETS	240,907	379,735
Total Assets	$19,415,675	$20,544,956

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$2,214,681	$1,589,887
Short-term loans payable from related parties	15,438	—
Non-trade accounts payable	3,051,844	2,312,669
Bonds with warrants, net	3,410,124	3,489,995
Accrued expenses and other current liabilities	107,814	83,940
Total current liabilities	8,799,901	7,476,491

Total Liabilities	8,799,901	7,476,491
Commitments and contingencies (Note 13)

STOCKHOLDER’S EQUITY:
Common Stock, $0.001 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 52,808,589 common shares as of September 30, 2024 and December 31, 2023	52,809	52,809
Additional paid-in capital	51,415,476	51,415,476
Accumulated deficit	(40,994,441)	(38,893,762)
Accumulated other comprehensive income(loss)	141,930	493,942
Total Stockholders’ Equity	10,615,774	13,068,465
Total Liabilities and Stockholders’ Equity	$19,415,675	$20,544,956

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Sales	$198	$980,641	$—	$714,872
Cost of Revenue	—	514,314	—	445,169
Gross profit	198	466,327	—	269,703

Operating cost and expenses	(2,110,025)	(9,018,805)	(371,268)	(3,229,334)

Loss from operations	(2,109,827)	(8,552,478)	(371,268)	(2,959,631)

OTHER INCOME (EXPENSE):
Loss on disposal of tangible assets	(24,134)	—	443	—
Interest income (expense), net	221,478	44,609	70,395	47,181
Gain (loss) on foreign currency transactions	3,782	139,976	(849)	141,753
Bad-debt expense of other assets	(189,992)	—	(189,992)	—
Other expense, net	(1,986)	(5,386)	(437)	8,336
Net other income(loss)	9,148	179,199	(120,440)	197,270
Net Loss from continuing operations before taxes	(2,100,679)	(8,373,279)	(491,708)	(2,762,361)
Net loss from continuing operations	(2,100,679)	(8,373,279)	(491,708)	(2,762,361)
Discontinued operations:
Loss from discontinued operations	—	(790,547)	—	(342,213)
Loss from discontinued operation	—	(790,547)	—	(342,213)
Net Loss	(2,100,679)	(9,163,826)	(491,708)	(3,104,574)
Less net loss attributable to non-controlling interest	—	(32,891)	—	(23,702)
Net Loss attributable to equity holders of the Company	(2,100,679)	(9,130,935)	(491,708)	(3,080,872)
Net Loss	(2,100,679)	(9,163,826)	(491,708)	(3,104,574)
Basic net loss per share:
Loss from continuing operations	(0.04)	(0.17)	(0.01)	(0.05)
Loss from discontinued operations	—	(0.02)	—	(0.01)
Total basic net loss per share	(0.04)	(0.19)	(0.01)	(0.06)

Diluted net loss per share
Loss from continuing operations	(0.04)	(0.12)	(0.01)	(0.05)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Total diluted net loss per share	(0.04)	(0.13)	(0.01)	(0.06)

Weighted average number of common shares outstanding:
Basic and Diluted	52,808,589	49,726,583	52,808,589	52,493,895

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive	Non-controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	interests	(Deficit)
Balance at December 31, 2022	45,416,942	$45,417	27,578,666	$(29,607,852)	$879,420	$(236,166)	$(1,340,515)
Issuance of common stock at $10.00 per share by private placement, net of issuance costs	240,000	240	2,399,760	—	—	—	2,400,000
Exercise of warrants at $0.42 per share by cash considerations, net of issuance costs	20,000	20	8,380	—	—	—	8,400
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	1,118,223	1,118	1,419,025	—	—	—	1,420,143
Exercise of warrants at $1.27 per share by non-cash consideration, net of issuance costs	309,430	309	392,667	—	—	—	392,976
Currency translation adjustment	—	—	—	—	(69,107)	5,042	(64,065)
Net loss	—	—	—	(3,061,555)	—	(5,776)	(3,067,331)
Balance at March 31, 2023	47,104,595	$47,104	31,798,498	$(32,669,407)	$810,313	$(236,900)	$(250,392)
Issuance of common stock at $10.00 per share by private placement, net of issuance costs	760,000	760	7,599,240	—	—	—	7,600,000
Exercise of warrants at $0.42 per share by cash considerations, net of issuance costs	1,000,000	1,000	419,000	—	—	—	420,000
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	3,066,666	3,067	3,891,599	—	—	—	3,894,666
Currency translation adjustment	—	—	—	—	252,277	(13,114)	239,163
Net loss	—	—	—	(3,006,886)	—	14,965	(2,991,921)
Balance at June 30, 2023	51,931,261	51,931	43,708,337	$(35,676,293)	$1,062,590	$(235,049)	$8,911,515
Issuance of common stock at $10.00 per share by initial public offering, net of issuance costs	877,328	878	7,963,310				7,964,188
Currency translation adjustment					(666,666)	(41,630)	(708,296)
Net loss				(3,006,422)		(42,152)	(3,104,574)
Balance at September 30, 2023	52,808,589	52,809	51,671,647	$(38,738,715)	$395,924	$(318,831)	$13,062,834
Balance at December 31, 2023	52,808,589	$52,809	51,415,476	$(38,893,762)	$493,942	$—	$13,068,465
Currency translation adjustment	—	—	—	—	(542,705)	—	(542,705)
Net loss	—	—	—	(1,047,071)		—	(1,047,071)
Balance at March 31, 2024	52,808,589	$52,809	51,415,476	$(39,940,833)	$(48,763)	$—	$11,478,689
Currency translation adjustment	—	—	—	—	(350,151)	—	(350,151)
Net loss	—	—	—	(561,900)	—	—	(561,900)
Balance at June 30, 2024	52,808,589	$52,809	51,415,476	$(40,502,733)	$(398,914)	$—	$10,566,638
Currency translation adjustment	—	—	—	—	540,844	—	540,844
Net loss	—	—	—	(491,708)	—	—	(491,708)
Balance at September 30, 2024	52,808,589	$52,809	51,415,476	$(40,994,442)	$(141,930)	$—	$10,615,774

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,100,679)	$(8,373,279)
Depreciation	167,564	237,579
Loss on disposal of tangible assets	24,134	—
Bad-debt expense of other assets	189,992	—
Amortization of right-of-use asset	182,896	190,285
Accounts receivable	217	(23,414)
Non-trade receivable	121,668	635,098
Prepaid expenses and other current assets	(232,982)	(3,285,675)
Other assets	126,940	(22,987)
Non-trade payable	834,458	(118,928)
Accrued expenses and other current liabilities	25,160	(42,430)
Net cash used in operating activities of continuing operations	(660,632)	(10,803,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	138,969	5,141,575
Proceeds from the sale of property, plant, and equipment	86,000	—
Sales of investments	—	—
Payment for short-term loan receivable	(5,332,446)	(5,692,779)
Purchase of property plant and equipment	—	(711,392)
Net cash (used in) provided by investing activities of continuing operations	(5,107,477)	(1,262,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	614,292	909,958
Proceeds from short-term loan payable from related parties	400	615,844
Proceeds from exercising warrants	—	6,054,390
Net proceeds from issuance of common stock	—	18,645,572
Repayment of short-term loan payable	(14,784)	(304,435)
Repayment of short-term loan payable from related parties	(400)	(2,315,781)
Net cash provided by financing activities of continuing operations	599,508	23,605,548
Net change in cash – continued operations	(5,168,601)	11,539,210

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(641,202)
Net cash used in investing activities of discontinued operations	—	(18,507)
Net cash used in financing activities of discontinued operations	—	680,942
Net change in cash – discontinued operations	—	21,233
Cash beginning of the year- continued operations	5,427,830	118,263
Cash beginning of the year - discontinued operations	—	694
Beginning cash	5,427,830	118,957

Cash end of the year – continued operations	6,975	11,701,361
Cash end of the year - discontinued operations	—	10,945
Ending cash	6,975	11,712,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,168,601)	11,560,443
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(252,254)	32,906
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,427,830	118,957
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$6,975	$11,712,306
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	6,245	61
Less Cash receipt for interest - discontinued operations	—	2,616
Cash receipt (paid) for interest – continued operations	$6,245	$(2,555)
Cash receipt (paid) during the period for interest	$6,245	$(2,555)

Supplemental disclosure of non-cash investing and financing activities:
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	—	(392,976)
Total	$—	$(392,976)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

HANRYU HOLDINGS, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

NET LOSS	$(2,100,679)	$(9,163,826)	$(491,708)	$(3,104,574)
Other comprehensive income (loss):	—	(483,496)	540,844	(666,666)
Change in foreign currency translation adjustment	(350,012)	(49,702)	—	(41,360)
Change in foreign currency translation adjustment to attributable to noncontrolling interest	—	—	—	—
COMPREHENSIVE LOSS	(2,452,691)	(9,9,697,024)	49,136	(3,812,870)
Less : Comprehensive Income/(Loss) attributable to noncontrolling interest	—	32,891	—	23,702
Comprehensive Income(Loss) attributable to the Company	(2,452,691)	(9,664,133)	49,136	(3,789,168)

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Going Concern

The Company has experienced recurring losses from operations and has stockholders’ equity and working capital of $10,615,774 and $8,355,991 as of September 30, 2024, respectively and $13,068,465 and $10,140,579 as of December 31, 2023, respectively. Also, the Company has operating losses of $2,109,827 and $8,552,478 for the nine months ended September 30, 2024 and September 30, 2023, respectively. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for twelve (12) months after the issuance date of these financial statements. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying Condensed Consolidated financial statements follows:

Principles of Consolidation

The Condensed Consolidated financial statements of the Company include the financial statements of Hanryu Holdings, and its three wholly owned subsidiaries, HBC, FNS, and Marine Island in the third quarter of 2024 and in 2023, and its five wholly owned subsidiaries, HBC, FNS, Hanryu Times, Fantoo Entertainment, and Marine Island and majority-owned subsidiary (50.8%), K-Commerce in the third quarter of 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Changes in the Condensed Consolidated group’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

The ownership of non-controlling interests of K-Commerce, our significant Condensed Consolidated subsidiary as of September 30, 2023, was 49.2%. Since HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, on December 28, 2023, they are not Condensed Consolidated from December 28, 2023, and the controlling interests of K-Commerce become $0.

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the Condensed Consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s Condensed Consolidated balance sheet as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, there was a fluctuation in the exchange rates ranging from KRW 1,310.00/USD $1 to KRW 1,393.50/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the Condensed Consolidated balance sheets

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company doesn’t exceed the federal insurance limit as of September 30, 2024.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Condensed Consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying Condensed Consolidated balance sheets as of September 30, 2024, and December 31, 2023. The Company does not have any off-balance-sheet credit exposure related to its customers.

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the Condensed Consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 and $0 on the accompanying Condensed Consolidated balance sheets as of September 30, 2024 and December 31, 2023 respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company wrote off $112,690 of short-term loan receivables and $77,302 of prepaid expenses and other receivable as of September 30, 2024.

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

For the nine months ended September 30, 2024 and September 30, 2023, the Company recognized product sales revenue amounting to $0 and $71,521, respectively. Revenue is derived at the point in time when merchandise is sold and shipped or delivered to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the Company records all advertising revenue as a net basis, and other revenues are recorded as a gross basis, and the revenues as a gross basis for the nine months ended September 30, 2024 and September 30, 2023 are $198 and $892,586, respectively. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis.

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

The Company evaluates property and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property and equipment asset impairment charges recorded during the nine months ended September 30, 2024 and September 30, 2023.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no significant long-lived assets impairment charges recorded during the nine months ended September 30, 2024 and September 30, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. For the nine months ended September 30, 2024 and September 30, 2023, over 10% of the revenues are from two customers and one customer, respectively, but there are no receivable balances from them. Also, over 10% of the account receivable for the year ended December 31, 2023 is from Hanryu Times, which was the affiliated company by December 28, 2023, and Hanryu Times and the Company already agreed to the payment plan that Hanryu Times would pay back all by the end of December 31, 2024. Therefore, as of September 30, 2024 and December 31, 2023, the Company believes that the credit risk for the account receivables is manageable and controllable. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Investments

The Company’s investments are carried at historical cost. As of September 30, 2024 and December 31, 2023, there is no balance of investments.

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the nine months ended September 30, 2024 and September 30, 2023, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of September 30, 2024 and December 31, 2023.

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

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of September 30, 2024 and December 31, 2023. The interest income from short-term loan receivables is $221,478 and $44,609 for the nine months ended September 30, 2024 and September 30, 2023, respectively, and the Company received $6,230 and $61 for interest income for the nine months ended September 30, 2024 and September 30, 2023, respectively.

	Interest Rate	September 30, 2024	December 31, 2023
Hanryu Times	0%	$1,010,003	$1,033,659
K-Commerce	0%	77,107	76,586
FANTOO Entertainment	0%	373,302	381,270
LA PRIMERA CAPITAL INVESTMENTS	0%	-	30,672
Jacob Asset	4.6%	7,235,907	2,087,578
Ticket Land	4.6%	-	79,727
AMERIDGE CORPORATION	0.1%	-	100,408
KD Korea Corporation	5.0%	227,342	-
Total short-term loans		$8,923,661	$3,789,900

For the nine month ended September 30, 2024, the Company wrote off $26,766, $75,988, and $9,936 of short-term loan receivables from LA PRIMERA CAPITAL INVESTMENT, Ticket Land, and AMERIDGE CORPORATION by the credit analysis of the Company. For the year ended December 31, 2023, the Company wrote off $193,889 of short-term loan receivables from PRT Korea since PRT Korea has not paid back it by the maturity date, June 13, 2024, and they have not provided any plan for the payment.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

The following table summarizes information with regard to prepaid expenses and other receivables as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Jacob Asset, Co., Ltd	7,578,054	7,755,545
Orumplus Design, Co., Ltd	—	25,593
Asia Model Festival Organization Foundation	—	77,556
Others	303,680	44,341
Total prepaid expenses and other receivables	$7,881,734	$7,903,035

For the nine months ended September 30, 2024, the Company wrote off $73,918 and $3,384 of prepaid expenses and other receivables from Asia Model Festival Organization Foundation and others due to the contract disputes and so on.

For the year ended December 31, 2023, the Company wrote off $995,622 of prepaid expenses and other receivables from Top Eng Co., Ltd since they don’t make contracted business obligation to the Company more than 1 year and they have not provided the confirmed plan to the Company.

The Company made a contract to purchase the right to buy the land and building located in Busan, Korea in 2023 from Jacob Asset, Co., Ltd and the Company paid $7,198,388 as the first payment. The Company expects that the title transfer will be done by the end of 2024.

NOTE 5 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	September 30, 2024	December 31, 2023
Vehicles	$93,560	$222,733
Fixtures	344,292	352,356
Equipment	691,247	707,437
	1,129,099	1,282,526
Less accumulated depreciation	(797,767)	(653,341)
Property plant and equipment, net	$331,332	$629,185

Total depreciation expense for the nine months ended September 30, 2024 is $167,564 and for the nine months ended September 30, 2023 was $ 237,579. Depreciation expense is reflected in operating cost and expenses in the Condensed Consolidated statements of operations.

The Company disposed one of Vehicles with $86,000 on February 28, 2024, and $24,134 was recorded as loss on disposal for the nine months ended September 30, 2024.

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

Annual lease cost — KRW 300,000,000

10-year present value calculation

Assumed annual rent increase -4.96%

Interest cost -3%

10-year bond rate on Korean Bonds 2.11%

Exchange rate: KRW 1,188.5 the US dollar

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

As of September 30, 2024 and December 31, 2023, the balances of the Right-of-Use-Asset was $1,687,544 and $1,918,966, respectively.

Lease cost consists of approximately $182,896 and $190,285, for the nine months ended September 30, 2024 and September 30, 2023, respectively. The weighted average remaining lease term in years for operating leases is 7.5 years and the weighted average discount rate for operating leases is 3%.

NOTE 7 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of September 30, 2024 and December 31, 2023.

	Interest Rate	September 30, 2024	December 31, 2023
Short-term loan payables from Hyun Joo Kim and others maturing in January 2025	0%	450,894	—
Short-term loan payables from Junwoo Choi maturing in August 2025	0%	189,451	193,889
Short-term loan payables from Kye Sook Kim and others maturing in September 2025	4.6%	589,776	620,443
Short-term loan payables from Byoung Ik Choi maturing in September 2025	0%	151,561	155,111
Short-term loan payables from Bong Sang Kim and others maturing in September 2025	0%	227,342	232,666
Short-term loan payables from Se Kyoung Kim and others maturing in November 2024	4.6%	378,903	387,778
Short-term loan payables from Seon Chan Kim and others maturing in May 2025	0%	6,245	—
Short-term loan payables from Fantoo Global maturing in September 2025	4.6%	220,509	—
Total short-term loan payables		$2,214,681	$1,589,887

The Company recorded interest expense of $34,808 and $3,089 for the nine months ended September 30, 2024 and September 30, 2023, respectively, and the Company paid $0 and $2,616 for interest expense for the nine months ended September 30, 2024 and September 30, 2023, respectively.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 8 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information with regard to short-term loan payables from related parties outstanding as of September 30, 2024 and December 31, 2023. Changhyuk Kang serve as directors of Hanryu Holdings.

	September 30, 2024	December 31, 2023
Short-term loan payables from Changhyuk Kang maturing in March and June 2025	15,438	—
Total short-term loan payables from related parties	$15,438	$—

These loan payables have no interest and financial covenants.

NOTE 9 — BONDS WITH WARRANTS

Bonds with warrants were issued by HBC from December 17, 2018 through July 2, 2021, and the terms and conditions of the remaining outstanding bonds with warrants as of September 30, 2024 and December 31, 2023 at the time of acquiring bonds and issuance of such bonds are set forth below.

On July 2, 2021, HBC issued bonds with warrants for an aggregate purchase price of $3,795,867. The bond accrues no annual interest and mature on July 2, 2024. The warrants have an exercise price of $1.27 and can be exercised at any time after the issuance date, and expire the month preceding the maturity date of the bonds.

The following two tables summarizes information with regard to bonds with warrant outstanding as of September 30, 2024 and December 31, 2023.

Amount as of December 31, 2023	$3,489,995
Translation adjustment	(79,871)
Amount as of September 30, 2024	$3,410,124

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 9 — BONDS WITH WARRANTS (cont.)

Terms and conditions of bonds with warrants at the inception are as follows:

No.	Issue Date	Maturity	Amount	Nominal Interest Rate	Interest Rate of Return
11	7/2/2021	7/2/2024	$3,410,124	0%	3%
Total			$3,410,124

*	Nominal interest rate and interest rate of return are waived by the separate agreements between the Company and the bondholders.

Warrants

There are no remaining outstanding warrants as of September 30, 2024 and December 31, 2023.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized in the table below.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,410,124	$3,410,124

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 — FAIR VALUE MEASUREMENTS (cont.)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$3,489,995	$3,489,995

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of September 30, 2024 and December 31, 2023.

NOTE 11 — SIGNIFICANT NON-CASH TRANSACTION

The Company engaged in the following significant non-cash investing and financing activities for the nine months ended September 30, 2024 and September 30, 2023.

	September 30, 2024	September 30, 2023
Offsetting short-term loan payables by exercising warrants to purchase 309,430 common stock	—	(392,976)
Total	$—	$(392,976)

For the nine months ended September 30, 2023, conversion to equity by offsetting short-term loan payables was $392,976, which reflected 309,430 shares of common stock issued and a decrease of $392,976 in short-term loan payables.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 12 — SHARE CAPITAL

As of September 30, 2024 and December 31, 2023, Hanryu Holdings’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

On May 4, 2023, thorough May 8, 2023, warrants of $3,894,666 were exercised with an exercise price of $1.27 to purchase 3,066,666 shares of Common stock by cash.

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

The Company also granted the underwriters a 45-day option to purchase up to 131,599 additional shares (equal to 15% of the shares of Common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of Common stock equal to 5.0% of the aggregate number of Common stocks sold in the IPO (including shares of Common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing six months from the date of commencement of the sales of the shares of Common stock in connection with the IPO, at an initial exercise price per share of $10.00 (equal to 125% of the initial public offering price per share of common stock). No representative’s warrants have been exercised as of September 30, 2024.

As a result of the IPO, the total number of issued and outstanding shares of Common Stock issued increased from 45,416,942 to 52,808,589. Each holder of Common Stock is entitled to one vote for each share of Common Stock held at all meetings of stockholders.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Other Leases

On September 14, 2022, the Company entered into a one-year lease agreement which was subsequently extended to September 14, 2023, the Company extended its lease term to September 14, 2024, and the Company terminate the lease agreement at the maturity date. Upon entering into the lease, the Company paid a deposit, which is recorded as Other Assets in the Condensed Consolidated balance sheet in the amount of $0 as of September 30, 2024 and $116,333 as of December 31, 2023.

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 13 — COMMITMENTS AND CONTINGENCIES (cont.)

The Company has a lease agreement for a vehicle which was initially made on September 16, 2021, and matures on September 21, 2025. The deposit paid on the beginning date of the lease agreement is recorded as other asset in the Condensed Consolidated balance sheet in the amount of $116,279 as of December 31, 2023. On December 28, 2023, the Company terminated the lease agreement prior the end of the term, as a result of which the deposit amount of $64,725 was returned to the Company and the remaining of $51,554 was paid as the penalties.

Expenses related to these leases totaled approximately $90,312 and $118,820 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Condensed Consolidated financial position or results of operations of the Company. For the nine months ended September 30, 2024, the Company two suspended legal cases as follows, and as of November 19, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co., Ltd, and another	Building Delivery	$85,212
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co., Ltd	Compensation for damages	$10,908

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

Short-Term Loan Payables

	September 30, 2024	December 31, 2023
Changhyuk Kang maturing in March and June 2025	$15,438	$—
Total	15,438	—
	—	—

Changhyuk Kang

On April 1, 2024, the Company and Changhyk Kang, the director of the Company, entered into an interest-free, short-term borrowing agreement with a principal amount of $15,000, which matures on March 31, 2025.

On June 4, 2024, the Company and Changhyk Kang, the director of the Company, entered into an interest-free, short-term borrowing agreement with a principal amount of $438, which matures on June 3, 2025.

The following table shows Changhyuk Kang’s loan payables balance in detail:

	September 30, 2024	December 31, 2023
Loan payables maturing in March 31, 2025	$15,000	$—
Loan payables maturing in June 3, 2025	438	—
Total	15,438	—

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

HANRYU HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to December 31, 2023 through November 19, 2024 at which the Condensed Consolidated financial statements were prepared.

Bonds with Warrants

The Company is in discussion with the holders to convert Bond with warrants in the aggregate amount of $3,410,124 that matured on July 2, 2024.

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

Going Concern

We have experienced recurring losses from operations and have stockholders’ equity and working capital of $10,615,774 and $8,355,991 as of September 30, 2024, respectively, and $13,068,465 and $10,140,579 as of December 31, 2023, respectively. Also, we have incurred operating losses of $2,109,827 and $8,518,919 for the nine months ended September 30, 2024 and September 30, 2023, respectively. These uncertainties raise substantial doubt about our ability to continue as a going concern for twelve (12) months after the issuance date of our financial statements included in this Form 10-Q.

Our future operations are dependent upon multiple factors, including (i) the success of our FANTOO platform business; (ii) competition from existing and future services from other companies; and (iii) securing new sources of capital to fund operations and developing markets. We will maintain an ongoing effort to improve and innovate FANTOO platform business to generate funds for our operations. For instance, we recently opened FANTOO House, in Seoul, a complex entertainment space for content video production, studio, music broadcasting, and rental (lease). At FANTOO platform, we plan to launch (i) Epic branded ecommerce platform expected to generate additional income, and (ii) dedicated video production operations designed to create short episodic content that focuses on K-POP fandom. In addition, we maintain an ongoing effort to raise funds for our operations from current investors and new sources of capital through the issuance of additional common stock and/or short-term notes. However, there can be no assurance as to the outcome of these factors or that future funding efforts will generate sufficient capital to maintain our operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue from News Agency. Revenue from news agency content sales, which provides news articles and original content to other third-party media outlets. Although we have not generated amount of revenue enough from such services in the past, we anticipate earning more steady revenue from this business model by the end of 2024.

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

Results of Operations

Three and Nine months Ended September 30, 2024 Compared to three and nine months ended September 30, 2023

The following table sets forth a summary of our statements of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Increase / (Decrease)
	2024	2023	$	%
Revenue	$198	$980,441	$(980,243)	(100)%
Cost of Revenue	-	514,314	(514,314)	(100)%
Gross Profit	198	466,127	(465,929)	(100)%

Operating Expense
Marketing and advertising expense	3,437	1,076,592	$(1,073,155)	(100)%
Research and Development	-	45,768	$(45,768)	(100)%
General and administrative expense	2,106,588	7,896,445	$(5,789,857)	(73)%
Total operating expense	2,110,025	9,018,805	$(6,908,780)	(77)%

Total Other Income (Expense)	9,148	179,199	$(170,0501)	(95)%

Net Loss	$(2,100,679)	$(9,163,826)	$7,063,147	(77)%

	Three months ended September 30,		Increase / (Decrease)
	2024	2023	$	%
Revenue	$-	$714,672	$(714,672)	(100)%
Cost of Revenue	$-	$445,169	(445,169)	(100)%
Gross Profit	$-	$269,503	(269,503)	(100)%

Operating Expense
Marketing and advertising expense	$(9)	$243,837	$(243,846)	(100)%
Research and Development	$-	$(185,975)	$185,975	(100)%
General and administrative expense	$371,077	$3,113,610	$(2,742,533)	(88)%
Total operating expense	$371,068	$3,171,472	$(2,800,404)	(88)%

Total Other Income (Expense)	$(120,440)	$197,270	317,710	161%

Net Loss	$(491,708)	$(3,104,574)	$2,612,866	(84)%

	Nine months ended September 30, (as a percentage of revenues)		Three months ended September 30 (as a percentage of revenues)
	2024	2023	2024	2023
Revenue	100%	100%	-%	100%
Cost of Revenue	-%	52%	-%	62%
Gross Profit	100%	48%	-%	38%

Operating Expense
Marketing and advertising expense	1,736%	110%	-%	34%
Research and Development	-%	5%	-%	(26)%
General and administrative expense	1,063,933%	805%	-%	436%
Total operating expense	1,065,669%	920%	-%	444%

Total Other Income (Expense)	4,620%	18%	-%	28%

Net Loss	(1,060,949)%	(935)%	-%	(434)%

Revenues

We have generated revenue from the FANTOO platform, and we have started to generate contents sales through FNS and other platforms, including third party news agencies and YouTube. While the FANTOO platform itself has not yet generated meaningful revenue, we began implementing our business plan and commenced distributing content to build and raise brand awareness. Revenue for the nine months ended September 30, 2024 was $198, as compared to revenue of $980,441 for the nine months ended September 30, 2023. This decrease of $980,243 was mostly due to $892,388 in advertising and content sales through FANTOO platform and FNS and $71,521 in product sales thorough Hanryu Bank and FNS in the period ended September 30, 2023 compared to no such sales in the corresponding period in 2024. The substantial decrease in revenue is principally attributable by the restructuring of the FANTOO platform and the strategic decision of the management to upgrade Famtoo App 3.0 version.

Cost of Revenues

Cost of revenue for the nine months ended September 30, 2024 and the months ended September 30, 2023 was $0, and $514,314, respectively. The substantial decrease in cost of revenue is principally due to the substantial decrease in revenue reported during the nine-month period ending September 30, 2024, compared to the corresponding period in 2023.

Operating Expense

Marketing and Advertising

Marketing and advertising expense for the nine months ended September 30, 2024 was $3,437, as compared to $1,076,592 for the nine months ended September 30, 2023. The decrease is due to the restructuring of the FANTOO platform and the strategic decision of the management to improve FANTOO platform by upgrading Fantoo App 3.0 to efficiently reach the targeted users.

Research and Development

Research and development expense for the nine months ended September 30, 2024 was $0, as compared to $45,768 for the nine months ended September 30, 2023. The decrease in research and development expense is primarily due to the restructuring of the FANTOO platform and the strategic decision of the management.

General and Administrative

General and administrative expense for the nine months ended September 30, 2024 was $2,106,588 as compared to $7,896,445 for the nine months ended September 30, 2023. The decrease of $5,789,857 was primarily due to a decrease in commissions and consulting costs of $1,418,990, a decrease in labor related costs of $2,791,480, and a decrease in travel expense of $897,338. The substantial decrease in general and administrative expense is principally attributable to the decrease in consulting costs, labor related costs and travel expense by the restructuring of the FANTOO platform and the strategic decision of the management by upgrading Fantoo App 3.0.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2024 was $9,148 a decrease of $179,199 as compared to the nine months ended September 30, 2023, which was primarily driven by $189,992 of the bad debt expense.

Liquidity and Capital Resources

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $2,109,827 and $8,552,478 for the nine months ended September 30, 2024 and 2023, respectively. We used $660,632 and $10,803,751of cash for operating activities for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, we had cash and cash equivalents of approximately $6,975.  Based on our available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the nine months ended September 30, 2024 are issued. The Company’s existing capital resources, including the net proceeds from its IPO will not be sufficient to enable it to continue its operation as planned. The Company will need to raise substantial additional funds in the future in order to continue its operations. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our platform, and our ability to reduce and control costs.

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

Summary of Cash Flows

The following table summarizes changes in cash for the nine months ended September 30, 2024 and 2023:

	2024	2023
Statement of Cash Flow Data:
Net cash used in operating activities	$(660,632)	$(10,803,751)
Net cash (used in) provided by investing activities	(5,107,477)	(1,262,596)
Net cash provided by financing activities	599,508	23,605,548

Cash Flows from Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2024 was $660,632, which primarily reflected our net loss of $2,100,679, net of adjustments to reconcile net loss to net cash provided by operating activities of $1,443,401 which included a depreciation charge of $167,564. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course. Net cash used in operating activities for the nine months ended September 30, 2023 was $10,803,751 which primarily reflected our net loss of $8,373,279, net of adjustments to reconcile net loss to net cash provided by operating activities of $2,430,472, which included a depreciation charge of $235,579. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities.

Our net cash used in investing activities was $5,107,477 for the nine months ended September 30, 2024, representing a decrease of $3,844,881, as compared to $1,262,596 of cash provided by investing activities for the nine months ended September 30, 2023. This decrease was driven by a $5,332,446 decrease in payment for the short term loan receivables.

Cash Flows from Financing Activities.

Our net cash provided by financing activities was $599,508 for the nine months ended September 30, 2024, consisting of a $614,292 net increase of proceeds from short-term loan payables. Our net cash provided by financing activities was $24,605,548 for the nine months ended September 30, 2023, consisting of a $2,315,781 net decrease in cash payment of short-term loan receivables from related parties, a $6,054,390 increase in cash proceeds from exercising warrants, a $10,000,000 increase in cash proceeds from issuance of common stock.

Convertible Debt.

As of September 30, 2024, the remaining outstanding principal amount of bonds with warrants was approximately $3,410,124. There was no issuance of bonds with warrants for the nine months ended September 30, 2024. A $79,871 decrease in bonds with warrants compared to the balance of $3,489,995 as of December 31, 2023 was due to currency translation adjustment.

Contractual Obligations

As of September 30, 2024, there have been no material changes to our contractual obligations and other commitments compared to those disclosed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2024, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2024, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Condensed Consolidated financial position or results of operations of the Company. For the nine months ended September 30, 2024, the Company two suspended legal cases as follows, and as of October 15, 2024, the result of the two cases are not certain.

Case Number	Opponent	Case Summary	Litigation Value
Seoul South Federal Court ; 2023GADAN218067	Seoul Yacht Marina, Co., Ltd, and another	Building Delivery	$85,212
Seoul South Federal Court ; 2024GASO214189	Seoul Yacht Marina, Co., Ltd	Compensation for damages	$10,908

Item 1A. Risk Factors.

We area smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Hanyru Holdings, Inc

Signature	Title	Date

/s/ Taehoon Kim	Interim Chief Executive Officer	November 19, 2024
Taehoon Kim	(Principal Executive Officer)

/s/ Juhyon Shin	Chief Financial Officer	November 19, 2024
Juhyon Shin	(Principal Financial and Accounting Officer)