Form 10-K
period 2024-12-31
Global Interactive Technologies, Inc.
filed 2025-04-30
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2024

For the transition period from ____________ to____________

Commission file number: 001-41763

Global Interactive Technologies, Inc

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.02 par value per share	GITS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing price of $0.2471 per share as reported on the Nasdaq Stock Market on December 31, 2024, and based on the 52,808,589 shares of common stock outstanding prior to the Company’s 1-for-20 reverse stock split effected on January 27, 2025, was approximately $10,587,362.

As of December 31, 2024, the registrant had 52,808,589 shares of Class A Common Stock issued and outstanding. On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its Common Stock. As a result, the number of shares outstanding was proportionally reduced, and as of the filing date of April 29, 2025, there were 2,640,429 shares of Class A Common Stock issued and outstanding on a post-split basis (par value $0.02 per share).

i

As used in this Annual Report on Form 10-K, unless otherwise indicated, Global Interactive Technologies, Inc, together with its consolidated subsidiaries, is hereinafter referred to as “Global interactive technologies” “us,” “we,” “our,” or the “Company.”

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

ii

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, among others, the following:

●	Limited Operating History and Rapid Growth Challenges:

As a development-stage company, Global Interactive Technologies has a limited operating history and has grown rapidly since launching its FANING (FANTOO) platform. However, this growth may not be sustainable, and the company may struggle to manage future expansion, diversify revenue streams, retain users, and adapt to evolving business models and market demands.

●	Industry and Technological Risks:

Operating in the fast-evolving social media and content creation sector, the company faces challenges in keeping up with rapid technological changes and shifting user trends. Developing new products, features, and technologies is costly and uncertain, and there is no assurance of commercial success or market acceptance. Failure to innovate could adversely impact the business.

●	Legal and Content Liability Risks:

As a creator and distributor of digital media, the company is exposed to legal claims related to deceptive advertising, copyright, and trademark infringement, especially concerning third-party or user-generated content. Defending against these claims could be costly and divert management resources1.

iii

PART I

Item 1. Business.

Overview

Global Interactive Technologies, Inc. (the “Company”), a Delaware corporation formerly known as Hanryu Holdings, Inc., is a technology-driven platform company connecting global fans of Korean culture through innovative digital experiences. The Company operates Faning, a comprehensive interactive platform designed to facilitate content discovery, monetization, user-generated content, and deep community engagement among global fandom communities. The Company focuses on leveraging technology to expand Korean culture (Hallyu) beyond traditional K-Pop, spanning digital media, entertainment, and interactive platform services.

The Company is a corporation that was incorporated in the state of Delaware on October 20, 2021, as Hanryu Holdings, Inc. On December 5, 2024, the Company formally changed its name from Hanryu Holdings, Inc. to Global Interactive Technologies, Inc. pursuant to an amendment to its Certificate of Incorporation filed with the Secretary of State of Delaware. In connection with the name change, the Company also changed its Nasdaq ticker symbol from HRYU to GITS.

Corporate Structure and Subsidiaries

As of December 31, 2024, the Company’s primary operating subsidiary is Faning Korea, LLC, a wholly-owned subsidiary based in Seoul, Republic of Korea. Faning Korea oversees the development, maintenance, and operation of the Faning application and related web services.

Throughout 2024, the Company restructured its subsidiaries, including the divestiture of Hanryu Bank on December 28, 2024, and FNS and Marine Island on November 5, 2024. Faning Korea, LLC was acquired on December 4, 2024. These changes were not deemed material and, therefore, were not separately reported on Form 8-K.

IPO and Nasdaq Listing

On July 31, 2023, the Company successfully completed its IPO on Nasdaq, raising approximately $8.77 million through issuing 877,328 shares of Class A common stock at $10 per share. The Company’s stock initially traded under the symbol ‘HRYU,’ changing subsequently to ‘GITS’ following the name change.

Strategic Developments

On February 26, 2024, the Company’s Board of Directors terminated the employment of Changhuyk Kang as Chief Executive Officer for cause. On the same day, the Board appointed Mr. Taehoon Kim, the Company’s Chief Technology Officer and Vice President, as Interim Chief Executive Officer, effective immediately.

FANING (successor to the Fantoo platform)

FANING has become a globally recognized platform for providing an amazing and active community among people that have an interest in K-POP and modern Korean culture. The multifaceted nature of the Company’s operations has solidified the business’ reputation as one of the preeminent platforms for fandom. FANING’s users are able to seamlessly interact with each other to discuss exciting K-POP topics.

FANING allows fans to interact within their fandoms and discuss these interests, create and share content, and interact through a number of channels, including (i) secure, direct messaging, (ii) open social pages, and (iii) virtual spaces (“FANING Clubs” or “Clubs”). FANING Clubs concentrate on a specific topic, allowing moderators to control the Club functions, and the Club members to aggregate their FP rewards. Integrated within each FANING Club is a “Club Vault,” a service provided by FANING that allows the individual members of a Club to donate their personal FP to an account held by the Club. The Club Vault allows the Club’s members to aggregate their FP and increase their purchasing power. This increase in purchasing power allows the Club’s individual users to more rapidly accumulate FP and pool their rewards with other users, in order to purchase services such as fan events or the ability to live stream a concert from their favorite band. Decisions regarding the use of the accumulated FP within the Club Vault are determined by a vote of the Club members.

Our users are the core of our business. We provide our users with customized experiences, including unique interactions within the FANING community. FANING algorithms curate individual user experiences, recommending content, clubs to join, users to connect with, and enabling users to subscribe to keywords and access automatic content geared toward their interests. Through these services, FANING provides the fandom community a way to stay connected and up to date with their fandom communities.

FANING further offers each user the ability to freely create, upload, and monetize their own content by earning in-platform rewards of FP. FANING removes language barriers, providing live chat ability between users worldwide, and global access to platform content, as the FANING platform supports automatic, real-time translation services for 17 languages. FANING also offers a fast, secure, and easy-to-use commerce and user-to-user transaction system. These unique features will allow FANING to generate user loyalty, maintain user interest in the platform, and attract new users.

For growth, we intend to develop short content (two minutes) that will focus on interesting pop music and cultural topics. These videos will be distributed through FANING while concurrently being shown on third party social media platforms and video sharing websites. This new aspect of growth is important for a few reasons. First, it will further enhance the strength of the FANING community by fostering a greater degree of engagement. Second, it will allow for greater visibility for K-POP on a global basis. Management will continue to expand this aspect of operations through the life of the business.

THE FANING ECOSYSTEM

We designed FANING as an ecosystem that is easy for users to adapt and use all features throughout the platform, and for us to develop and roll-out new technologies and functionality. FANING’s launch included a rollout of our messenger, community and club technologies, along with our reward system for users, as described below. Since FANING’s launch in May 2021, the FANING platform has attracted more than 26.6 million users, as of December 31, 2024, from the regions in the chart below:

The main age groups that compose our use base are the 20-29-year age group, and 30-39-year age group, as set forth in the chart below:

The combined age groups of 20-39 years have the highest purchasing power among commercial and entertainment industries, and accounts for more than 80% of all FANING users, with a median age of 27 years old. FANING available to individuals 12 years and older and has an age restriction set that will not allow users under the age of 12 to sign up.

User Reward System

The reward system is the basis of FANING ecosystem. Users earn FP based on: (i) the level of each user’s activity within the FANING platform; and (ii) the revenue we derive from FANING’s advertising sales. At midnight of each day, all advertising revenue for that day is accumulated, and 50% of that day’s total net advertising profits are distributed as FP to users, based upon their level of contribution within the FANING platform. From the 50% of profits that are distributed to users as FP, approximately 30% of the distribution of rewards will go to users who are content creators, and the remaining 20% will be issued to general users who participate on the platform. For the purposes of calculating advertising profits allocated for user rewards, the amount of FP issued will be exchanged at a ratio of one FP for every 100 Korean Won. For the avoidance of doubt, the issuance of FP from advertising revenue is limited to advertising revenue generated within the FANING platform, and the Company may earn revenue from advertising outside of the FANING platform that would not result in the issuance of FP.

Faning Point (“FP”)

FP is a measurement of reward points within the FANING platform. Accruing FP allows users to redeem FP for a wide variety of products and services within FANING, including content from other users and artists available on FANING, K-Culture merchandise, and more. FP will be stored and quantified as rewards point within the FANTOO platform under the in-platform reward system structure that consists of (i) the Company’s FP reserve account, (ii) the Company’s active account for collected advertising revenue which was converted into FP and ready to distribute to users based on user contributions to the FANING platform, (iii) the Company’s recycled FP account, which stores FP after being spent by users to make purchases within the application, and (iv) each user’s individual account stores. The value of FP is set at a fixed ratio of 1:100 FP to Korean Won. The Company does not intend to repurchase FP from users now or in the future. FP does not expire, and FP that is not redeemed by a user will accumulate in such user’s account unless and until such user deactivates their account, at which time such FP will be forfeited and moved to the Company’s reserve account for redistribution.

FP Storage and Security

FP are stored and managed through a database that is separate and apart from other databases used to store and manage other FANING app data. The separate FP database is operated to ensure maximum data confidentiality by minimizing access to the database and limiting the number of individuals who are able to access such database. Access to the database is limited to permitted IP bands, and the backup function of the cloud service used to store data can be restored within a few hours in the event of a disaster recovery event such as a server failure.

User-to-User Interactions

We developed FANING to include numerous opportunities for our users to engage with the platform, including clubs, community forums, chat functions, and functionality to create user-generated content, each of which are intended to build the FANING brand and deepen the loyalty of our users.

FANING Clubs

FANING Clubs are user-created based upon areas of interest in order to link users across the globe and create friendships. Users have the ability to create clubs based upon topics of their own choosing, such as favorite artists, television series, movies, video games, sports, and more. A club can be customized by its moderator according to various policies and preferences to cultivate a close group of users based upon a shared culture. Integrated within each FANING Club is a “Club Vault,” a service provided by FANING that allows the individual members of a Club to donate their personal FP to an account held by the Club. The Club Vault allows the Club’s members to aggregate their FP and increase their purchasing power. This increase in purchasing power allows the Club’s users to more rapidly accumulate FP and pool their rewards, in order to purchase services such as fan events or the ability to live stream a concert from their favorite band. Decisions regarding the use of accumulated FP within the Club Vault are determined by a vote of the Club members.

FANING Communities

FANING communities are open forums where user-generated content is socially promoted and curated by FANING users. Once user requests for a community based around a certain topic exceed a pre-determined threshold, the FANING platform will create such a community based upon the users submitting the requests.

FANING Chats

Real-time multilingual translation capability, currently offered in 17 languages, allows both private messages and open chats via the FANING chats function without language barriers. Messages and chats are protected utilizing end-to-end encryption to prevent leakage of personal information. End-to-end encryption is a system of secured communication to prevent third parties from accessing chat messages, increasing the level of security.

Content

User-Created Content. Core to our business is moving into a user-based content creation model that allows users varying ways to create and sell fandom content to other FANING users, including the content types described below:

●	Fanart is artwork created by fans relating to artists, movies, and dramas they like.

●	Web Novels are user written novels, uploaded by users to the FANING platform. Readers can make comments at very specific areas within the novel. Novels can be viewed in the language of each user’s choice. If the desired language is not available, users can request or suggest the corresponding language translation. Through the process of “translation matching”, writers can search for translators while translators can ask writers for permissions to obtain the right to translate their stories. Once the writer and translator approve and consent, these translated stories can be sold to users. Any profit will be distributed automatically by FANING based on their prior agreement.

●	Webtoons are user-created digital comics, uploaded by users to the FANING platform. Users can also buy and sell user-translated copies of these webtoons through the “translation matching” services referenced above, allowing users across the globe to enjoy their favorite webtoons in their own language.

●	User-generated content also includes any other content created and sold by FANING users, such as the FANING shop offerings described below.

Company-Created Content. FANING original content. The Company also creates and distributes its own content. Content is distributed within the FANING platform both for free and for sale for premium content. The Company currently has 12 key employees broken up into a number of content-creating teams that cast entertainers for creating original video content, primarily uploaded on FANING TV within the FANING platform. As the business grows, the Company intends to hire more employees and produce high-quality content that engages the users into the FANING platform. In addition to the content types similar to the categories listed above for user-generated content, FANING original content also includes:

●	FANING original shows and web series are shows and web series produced by FANING. This original content is exclusively available on the FANING platform. From time-to-time, we may sell such content for distribution on other third-party channels and platforms.

●	Concerts are hosted by FANING for its users across numerous musical genres, from Korean pop to independent music, in venues of all sizes, from stadiums to small stages. Users that cannot attend these concerts in person can access these concerts on FANING via our online streaming service, and tickets can be purchased, using FP or cash, in the FANING Shop, also known as the “Fanshop.”

Third Party Content. Third party content includes content from trusted third-party media companies. Third party content can be uploaded to FANING pursuant to certain agreements between the Company and third-party providers. These articles and videos are provided in real time, with automatic translation support in 17 languages.

FANING Fanshop

The FANING Fanshop is the e-commerce service provided through the FANING platform to its users. Through the Fanshop, users can purchase various items directly from FANING, such as gifts for artists, pre-paid cards, concert tickets, and other fandom goods using FP or cash. To the extent that items are purchased by the Company to sell within the FANING Fanshop, the Company uses cash to purchase the products and then lists the items in the Fanshop. The Fanshop will also offer a video commerce service, intended to be an online version of traditional home shopping networks on cable television. For example, users can purchase items relating to their favorite K-pop artist, such as the artist’s latest album, at the same time such user is streaming the artist’s live event.

Within the Fanshop, FANING users can also participate in user-to-user transactions, such as selling or purchasing the following:

●	Emojis used within chats on the FANING platform. Users have the ability to create emojis and register them in the Fanshop to generate sales by selling them to other users, generating FP in such transactions.

●	Augmented reality (“AR”) filters used in videos within the FANING platform. Users have the ability to create and sell registered AR filters within the Fanshop to other users.

●	Digital stickers used within the FANING platform. Users have the ability to create and sell registered digital stickers within the Fanshop to other users.

For both user-to-user transactions and transactions with the Company, payment can be made either by credit card through a secure, third-party payment system built into the FANING platform, or by settling the total with the use of FP. Sales settled in FP will be charged a transaction fee based upon the specific item sold, ranging between 7% to 15% of the sale price. For user-to-user transactions, the selling user receives the proceeds upon the purchaser’s confirmation of receipt of the good sold.

If the item sold in the user-to-user transaction requires shipping, the Company intends on partnering with providers such as Qxpress to provide shipping services for which the fee will be bundled into the total transaction cost. Alternatively, users can ship the item directly using another third-party shipping service.

Also, the Company set up international logistic service for FANING with partners called the Epic eCommerce platform. We believe the operations of the Epic eCommerce platform will catapult the income of Global interactive technologies. This is state -of-the-art eCommerce marketplace will allow for substantial revenues to be produced by facilitating sales among companies that want to provide their inventories to the FANING user base. The platform will provide a complete end-to-end sales and logistics solution for enrolled users.

This new business unit will integrate a full ordering management system (“OMS”), cross border shipping management tools, and seller shipping tools. It has the potential to reach an immense audience, on a global basis, among companies and independent entre preneurs that are seeking to target younger demographics with their products. The benefits of using this system include:

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

Our Opportunity

With the continued global expansion of the Korean Wave (Hallyu), K-Culture has become a dominant cultural force, shaping trends in entertainment, media, fashion, and consumer behavior across the world. According to the Korea Foundation’s 2023 Global Hallyu Trends Report, the global K-Culture fan base reached approximately 229 million fans across 119 countries, up from 156.6 million in 2021 — a nearly 50% increase in just two years.

As of the most recent data:

●	China remains the country with the largest number of K-Culture fans, totaling 86.32 million, followed by:

◦	The United States: 27.17 million

◦	Thailand: 17.37 million

◦	Indonesia: 16.36 million

◦	Japan: 7.9 million

◦	Vietnam: 6.1 million

◦	Mexico: 5.5 million

◦	India: 5.2 million

◦	Philippines: 4.8 million

◦	Brazil: 4.6 million

Due to regulatory concerns related to data privacy and national policy within China, the Company does not operate or provide services in China, Hong Kong, or Macau. For further details, refer to “Risk Factors — Our decision not to provide products and services and to restrict user access in China (including Hong Kong and Macau) will limit our total addressable market and may limit our ability to grow our business…”

In parallel with this cultural momentum, K-Culture’s global purchasing power was estimated at $147.3 billion as of 2023, according to the Korea Creative Content Agency (KOCCA). Despite economic pressures and the lingering effects of the COVID-19 pandemic, Korean content exports continue to rise, contributing billions annually to South Korea’s GDP and influencing global consumer trends.

The proliferation of mobile and digital access is a major accelerator. As of 2023, more than 5.6 billion people globally use mobile phones, with more than 60% of the global population active on social media platforms. Studies by KOFICE and KMFA show that mobile-first access is now the dominant channel for engaging with K-Culture content, whether through music streaming, webtoons, fandom communities, or virtual events.

We believe FANING is uniquely positioned to capture this growing demand. The platform’s real-time engagement tools, multilingual UX (supporting 17 languages), monetization mechanisms, and mobile/PC accessibility align closely with how K-Culture is consumed and celebrated worldwide.

The rise of virtual concerts and online fan events has further opened the market. For example, BTS’s virtual concert Bang Bang Con: The Live set a Guinness World Record with 756,000 concurrent viewers from 107 countries. According to Grand View Research, the global virtual events market was valued at approximately $114.1 billion in 2023 and is projected to reach $657.6 billion by 2030, growing at a CAGR of 21.4%.

With its integrated reward system, partnerships across the Korean entertainment industry, and rapidly growing user base, the FANING platform is strategically positioned to become a leading player in the digital K-Culture experience economy.

OUR VALUE

We focus on providing user-centric services to provide a single platform that can address and satisfy the interests of fans within FANING. FANING will enrich users fandom experience by providing an all-in-one platform for fandom content, including news, popular culture, discussions, live shows, and fan creativity. FANING is currently available in 17 languages, with real-time translation services. These real time translation services enable our users to communicate with each other across the globe without language barriers. For languages that are not available for real-time translation, FANING provides a solution through the use of translation matching services among users. Through the translation matching services, FANING ensures that content is accurately translated and available to a greater number of global fans in their own languages. In addition, FANING further allows users to freely create and monetize their own content, enabling fast and secure user-to-user sales.

Within FANING, our reward system ensures users are rewarded with FP for staying active and creative within the platform, as well as attracting new users. The more FP a user earns, the more purchasing power the user has within the FANING platform, allowing users to purchase goods and/or services within the FANING platform either directly from us or from other users.

OUR STRENGTHS

We differentiate ourselves from competing social networks through the power of a fully-integrated platform and established partnerships with leaders in the entertainment industry within South Korea. Our platform and partnerships enable our users to create clubs, communities, and gather over similar fandoms, all while monetizing their content and contributing to the FANING platform experience. Our core strengths include the following:

●	Value Creation Through Direct Sales Revenue. We intend to derive revenue from multiple revenue sources, including: (i) advertising revenue, which includes advertisement sales through the placement of banners, splash advertising, pop-up advertisement within the platform, in-platform promotions, branded content productions, and other FANING produced programs; (ii) content sales revenue as FANING continues to produce original content, such as web series, sold to FANING users or otherwise licensed to other third party media services; and (iii) the sale of e-commerce goods through FANING’s Fanshop, including the latest fandom goods and concert tickets.

●	Value Creation Through Revenue Derived From User Activity. We intend to generate revenue from the sale of goods and/or services within the FANING platform from one user to another. Revenue is derived from user-to-user sales as follows: (i) from the sale of emojis and online stickers, from which we will collect 30% of the price paid by the purchaser, with the remaining 70% being remitted to the seller; (ii) from web novels and webtoons. If posted for free, the creator will only receive rewards in FP in relation to the number of views and likes; however, if the creator charges for the content, we intend to collect 30% of the price paid by the user, with the remaining 70% being remitted to the seller; (iii) users can offer the service of translation matching, where a user offers to translate another user’s content for a commission (in either cash or FP), and the parties agree to split the sales revenue from the translated content at a pre-determined ratio, for which we will collect 30% of each sale, and remit the remainder to the creator and translator based on a split determined by the parties; and (iv) for transactions between users involving tangible goods or other non-platform based fandom items (such as concert tickets), we intend to charge a fee of 3.5% of the total value of the transaction at the time of sale.

●	FANING’s Direct Advertising Platform. We intend to directly engage with our advertisers. Without the need for third-party engagement, we can leverage the FANING platform to better understand advertisers and their expectations, ensuring we can create highly curated advertising products that will promote high levels of engagement and sales conversions for advertisers. We believe this will increase advertising revenue and build sustainable relationships with advertisers, while concurrently increasing the attractiveness of the FANING platform to new advertisers and users interested in the products advertised within the FANING platform.

●	Industry Leading Privacy and Safety. Privacy and safety is provided by the FANING platform through the implementation of artificial intelligence (“AI”).

●	High User Engagement. We intend to drive user engagement by offering a one-stop fandom platform and by offering an in-platform reward system. These features are intended to allow the FANING platform to keep and maintain a highly engaged user-base, loyal to the FANING platform and its brand. This brand loyalty will assist by reducing the Company’s advertising costs by replacing it with non-paid platform promotion through the word-of-mouth of its current user base.

OUR GROWTH STRATEGY

Our core strategy is to pursue initiatives that promote the viral growth of our user base, and in doing so, drive advertising revenue, user-generated revenue, and create other revenue streams. Our focus on user acquisition and retention provides the primary lens to view our plans for community growth, engagement, and long-term brand equity.

●	Attracting Global Users. Our core business strategy is to promote the FANTING platform and grow our global user base, which will drive revenue growth by increasing advertising revenue and user activity-based revenue.

●	Broaden Product and Service Offerings. Within the FANING platform our objective is for users to benefit from a wide range of products and services offered, and we intend to continuously expand our product and service offerings as the user-base and revenue grow. Broadening our product offerings will ensure FANING grows along with the fandom community in which it operates, eventually creating a one-stop platform for our users across all fandoms.

●	Continued Research and Development. We intend to continue to invest in developing and implementing the newest technologies to ensure a better and more secure user experience compared to other social media platforms.

●	Development of Intellectual Property. We intend to develop our own intellectual property assets based upon user-demand and data analysis from the FANING platform. Since the intellectual property developed from user-data will be based on user-demand, we believe that any new intellectual property will facilitate user engagement and growth.

●	Expansion to Other Fandoms. We intend to expand FANING outside of the K-Culture fandom, and into other fandoms across an expansive number of entertainment types and cultures. Users will be able to easily transition between different fandom clubs and communities, and seamlessly access the newest trends and popular cultures. This anticipated expansion is intended to make FANING a platform that can evolve with, and fully integrate, all fans utilizing the FANING platform, regardless of the continuous rise and fall of popular culture trends.

The Company’s revenue growth strategy spans multiple time horizons. In the short term, the Company aims to generate revenue through virtual events hosted on the FANING platform, monetizing both commissions and operational profits. Additionally, the Company plans to establish a base of steady monthly income by offering premium subscription services tailored to both individual users and institutional partners. In the mid-term, the Company intends to drive explosive revenue growth by leveraging FANING’s advertising infrastructure, which will include affiliate marketing partnerships and platform-driven advertising sales.

OUR MARKETING STRATEGY

We intend to market our platform to users through media ads, promotions, campaigns, referrals, and other similar initiatives. Currently, we focus on our core target in K-Culture, and specifically, the K-pop fandom. We intend to achieve user growth by utilizing the following strategies:

●	Localized Marketing Efforts. As we intend to capture a larger percentage of the global fandom market, we will need to effectively develop marketing for each region’s fandom community. This will require localized marketing efforts for regional marketing to be successful. We believe we can successfully develop regional marketing results by: (i) partnering with local content creators to create regional-specific marketing; and (ii) partnering with local advertising agencies to develop advertising campaigns that will attract regional users. It is important for us to localize our services and marketing strategies in order to expand our business in the U.S. Therefore, we plan to set up branches in the U.S. in the first half of 2025, and plan to hire around 20 developers to localize the services of FANING. We also plan to work with U.S. marketing experts and cooperate with marketing agencies to reach U.S. audiences through online marketing, sponsoring advertisements, and holding various user-engagement events and promotions in the major cities in the U.S. When we believe the operation in the U.S. is settled, we will set up a branch office in the United Kingdom for further expansion into Europe. The Company currently has no intention of expanding into China due to the Chinese government’s unofficial ban on K-Culture as well as official ban on all foreign social media platforms. Additionally, due to regulatory concerns regarding data protection and privacy within China, the Company will not expand its business into China in order to protect the privacy of the Company’s users. For the avoidance of any doubt, the Company does not have customers in, does not otherwise provide products or services in, and restricts user access to individuals in China (including Hong Kong and Macau). See “Risk Factors — Our decision not to provide products and services and to restrict user access in China (including Hong Kong and Macau) will limit our total addressable market and may limit our ability to grow our business” for additional information.

●	Global Ambassador Program. We intend to engage with individuals in various countries (“Global Ambassadors”) that will create theme-specific content aimed at potential users in the Global Ambassador’s region, and further communicate with fans and targeted users within their region, to increase the growth in the user-base, and attract fans of K-Culture within that region to the FANING platform. Our Global Ambassadors will focus on users who enjoy K-Culture while simultaneously promoting FANING and hosting localized events.

●	Building Strong User-Relationships. We intend to build strong ties with our existing users to increase their loyalty. We communicate with our users through various channels including social media, surveys, direct messages, focus groups, and similar means of communication to improve our service offerings so that we can exceed current users’ expectations. We believe that our fully engaged and satisfied users will be more likely to promote our platform voluntarily, thereby promoting organic growth through a continuous flow of new users by way of current user referrals. The rate of organic growth that we can achieve will accelerate the growth of FANING’s user-base.

●	Special Event Hosting. In order to provide value to both our current users and targeted users, as well as promote activity within the FANING platform, we intend to host special themed events to which both current users and targeted users are invited. These events include K-pop concerts, dance performances, and other live shows. Generally, these events are driven by user input by way of voting for events that our users would prefer to attend. The participation of our users within our platform to determine upcoming events further encourages users to be active within the FANING platform.

Technology and Intellectual Property

The Company developed FANING as an evolution of its previous FANTOO platform, significantly enhancing functionality and scalability.

FANING offers competitive advantages through an integrated suite of advanced tools designed specifically for fandom communities, including live-streaming, real-time interaction, digital content monetization, subscriptions, and extensive community-building features such as clubs and forums. These robust capabilities enable creators to directly monetize their content and engage deeply with fans, significantly differentiating FANING from generalist social platforms.

FANING also offers a PC version alongside its mobile app, designed to enhance accessibility and convenience for users. Through the PC version, users can manage their profiles, access news and updates, and participate in fandom events, all through a user-friendly UX/UI tailored for desktop engagement.

FANING was designed and developed to connect fans across the globe. As a result, we have been developing and acquiring cutting edge technologies in order to deliver a smooth experience, regardless of location. These technologies include:

●	AI-driven content curation through personalized searches and content delivery recommendations.

●	AI speech synthesis that will allow our AI to learn from voice recordings through specialized vocabulary, that will eventually be able to read unrecorded sentences in the voice of whichever celebrity a user may choose. This will allow various literary works and written content to be spoken to the user in the user’s favorite celebrity’s voice.

●	AI-powered nudity detection that automatically filters and blocks users from exposure to nudity if uploaded on the FANING platform.

●	AI-enabled deepfake detection that performs verification services to identify whether images and/or videos uploaded on the FANING platform are actually authentic images/videos of the person depicted in the video, or if the image/video was falsified and computer generated through the use of “deepfake” technology.

Competition

Our competitors include:

●	Social platforms, such as Facebook, Instagram and Twitter(X)

●	Community service platforms, such as Reddit

●	K-pop fandom platforms, such as Lysn, Weverse and Universe

●	Amateur content creating platforms, such as Whattpad, and

●	eCommerce platforms, such as Amazon, eBay and Ticketmaster.

While many of these platforms have achieved success in growing users and have greater financial resources than the Company, we believe the FANING platform is the only all-in-one global fandom platform that also offers a unique user reward system that incentivizes users to participate and engage within the platform. These features were developed to position FANING to successfully complete with the more established platforms and facilitate an active fandom experience.

Partnerships

On April 19, 2021, Hanryu Bank Co., Ltd. (“HBC”), our wholly owned subsidiary entered into a memorandum of understanding with the Federation of Artistic & Cultural Organization of Korea (“FACO”) (the “MOU”). Pursuant to the MOU, we were granted certain collaborative rights in which we can promote cultural events, while participating and taking advantage of FACO’s infrastructure and network to develop and export South Korea’s popular culture around the globe.

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

We have strategically developed this partnership with FACO due to their substantial contribution to the Korean entertainment and pop-culture industry. The partnership benefits FANING users through the synergy between these organizations and the FANING platform, such as content creation, hosting K-pop concerts, and much more.

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

Digital Properties and Websites The Company owns several digital properties to support its platform business and broader digital strategy, including:

●	FANING Platform: fanining.xyz, faning.co.kr

●	Corporate Website: www.gitechnologies.com

●	Koreavibe.net: a digital media property providing original news content and features dedicated to global K-culture fandoms, attracting substantial viewership through its website and various social media channels. Koreavibe.net complements our primary platform, FANING, by driving additional user engagement and brand visibility.

Corporate Structure and Subsidiaries

As of December 31, 2024, the Company’s primary operating subsidiary is Faning Korea, LLC (“Faning Korea”), a wholly-owned subsidiary based in Seoul, Republic of Korea. Faning Korea oversees the development, maintenance, and operation of the Faning application and related web services.

Throughout 2024, the Company restructured its subsidiaries, including the divestiture of Hanryu Bank on December 28, 2024, and FNS and Marine Island on November 5, 2024. Faning Korea was acquired on December 4, 2024. These changes were not deemed material and, therefore, were not separately reported on Form 8-K.

IPO and Nasdaq Listing

On July 31, 2023, the Company successfully completed its IPO on Nasdaq, raising approximately $8.77 million through issuing 877,328 shares of Class A common stock at $10 per share. The Company’s stock initially traded under the symbol ‘HRYU,’ changing subsequently to ‘GITS’ following the name change.

Strategic Developments

On February 26, 2024, the Company’s Board of Directors terminated the employment of Changhuyk Kang as Chief Executive Officer for cause. On the same day, the Board appointed Mr. Taehoon Kim, the Company’s Chief Technology Officer and Vice President, as Interim Chief Executive Officer, effective immediately.

Employees and Labor Relations

As of December 31, 2024, the Company had five full-time employed directly through Global Interactive Technologies, Inc., with an additional seven full-time employees through Faning Korea, LLC. Additionally, we occasionally enter into agreements with contractors, on an as-needed basis, to perform certain services, including contract workers. The Company continues to operate with a lean organizational structure appropriate to its current size and stage of development. There has been no labor dispute. None of our employees are represented by labor unions.

Seasonality

We do not expect to experience any significant seasonality trends that would materially impact our operations or financial performance. However, seasonality trends may emerge in the future as our user base and service offerings evolve.

Governmental Regulation

We are subject to a variety of national, regional, and local laws and regulations in both the United States and the Republic of Korea. These laws affect multiple aspects of our business, including how we interact with users, partners, and vendors. Applicable areas of law include fair trade, competition, labor and employment, privacy and data protection, intellectual property, consumer protection, and import/export regulations.

Many of these laws are continuing to evolve, especially those governing digital platforms, content, and data. The interpretation and enforcement of these regulations are often uncertain, particularly in emerging and fast-developing sectors like ours. As a result, there may be instances where we are not, or may not have been, fully compliant with all applicable requirements in every jurisdiction.

Due to the extent of our operations in South Korea, we are subject to several specific Korean regulatory regimes, including but not limited to:

●	Copyright Act: Protects various types of creative works, including software and databases. It enforces fair use, statutory damages, and online service provider exemptions under the Korea–U.S. Free Trade Agreement.

●	Youth Protection Act: Regulates media content and environments accessible to minors, classifying harmful content and restricting distribution through specific administrative procedures.

●	Content Industry Promotion Act: Governs the production and sale of digital content, requiring content providers to include consumer protection provisions in their terms of service, such as refunds, cancellation rights, and damage compensation.

●	Personal Information Protection Act (PIPA): Regulates the collection, use, and destruction of personal data. It includes strict consent requirements, data subject rights, breach notification obligations, and administrative and criminal penalties for non-compliance.

●	Monopoly Regulation and Fair Trade Act: Overseen by the Korean Fair Trade Commission (KFTC), this law imposes disclosure and compliance obligations on business groups with assets exceeding 5 trillion KRW.

Cost of Compliance with Environmental Laws

To date, we have not incurred any material costs associated with compliance with environmental laws or regulations. We do not currently anticipate incurring such costs in the near future; however, we cannot guarantee that this will remain the case as our operations expand or regulations evolve.

Facilities

The Company’s primary operational and development activities are conducted from office premises located at 160 Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Korea.

Legal Proceedings

As of December 31, 2024, the Company is not subject to any material pending legal proceedings or claims. Previously disclosed legal matters were associated with subsidiaries that have since been divested and no longer affect the Company’s operations or financial position.

 Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.gitechnologies.com when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses since our inception, and we intend to continue to invest in our business. As a result, we may continue to experience losses in the future.

The Company incurred a net loss of approximately $(6.2) million for the year ended December 31, 2024, and reclassified Additional Paid-in Capital of approximately $7.2 million related to the disposal of subsidiary interests to Accumulated Deficit. For the period ended December 31, 2023, the Company incurred a net loss of approximately $(9.4) million. As of December 31, 2024, the accumulated deficit was approximately $(37.9) million, compared to approximately $(38.9) million as of December 31, 2023. The audited report of our independent registered public accounting firm to the financial statements for the years ended December 31, 2024, and 2023, included elsewhere in the Report, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and negative working capital raise substantial doubt about our ability to continue as a going concern.

We expect to continue to invest heavily in our product development and operations, to focus on our FANING platform to increase our user base to support future growth, and to meet our expanded reporting and compliance obligations as a public company. We may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future.

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

OenStop Assurance, PAC, our independent registered public accounting firm for the fiscal year ended December 31, 2024 and December 31, 2023, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024 and December 31, 2023, indicating that our recurring losses from operations and a working capital deficiency raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain profitability or improve our liquidity position, we may not be able to continue as a going concern.

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

We have a limited operating history. Although we have experienced significant growth since FANING(FANTOO) was launched, our historical growth rate may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model, including a focus on the FANING application. We may not be able to achieve similar results or accelerate growth at the same rate as we have historically. As our application offerings continue to develop, we may adjust our strategy and business model to adapt. These adjustments may not achieve expected results and may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including advertising revenue, attract and retain users, increase engagement on our FANING platform, continue developing innovative technologies and application uses in response to shifting demand in the market, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

Global interactive technologies is a holding company with no business operations of its own and manages a network of South Korean subsidiaries, subject to South Korean regulation. Further, as we have no business operations of our own, we will depend on the cash flow and business of our subsidiaries to make payments to us and meet our obligations.

Global interactive technologies is a holding company with no independent operations of our own. Our South Korean subsidiaries, including Faning Korea,LLC, conduct substantially all of Global interactive technologies’ business operations. Managing the regulatory compliance activities for each of these subsidiaries is a complicated task, and we may expend significant resources doing so. However, we cannot guarantee that we will be able to keep abreast of the changing legal and regulatory landscapes for each of the jurisdictions in which our subsidiaries exist. If any of the regulatory environments applicable to our subsidiaries change materially, and we fail to adapt to such change, our business and financial results may be harmed. Applicable tax laws may also subject such payments to us by our subsidiaries to further taxation.

Additionally, as a holding company, we may rely on our operating subsidiaries for distributions or payments for cash flow. Therefore, our ability to fund and conduct our business, service any debt, and pay dividends, if any, in the future may depend on the ability of our South Korean subsidiaries to make upstream cash distributions or payments to us, which may be impacted, for example, by their ability to generate sufficient cash flow or limitations on the ability to repatriate funds, whether as a result of currency liquidity restrictions, monetary or exchange controls, regulatory restrictions, or otherwise. Further, our subsidiaries’ ability to make payments to us will depend on:

●	their earnings;

●	covenants contained in any debt agreements to which we may then be subject, including any debt agreements of our subsidiaries;

●	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

●	business and tax considerations; and

●	applicable law, including any restrictions under South Korean law that may be imposed on our subsidiaries, including HBC or its subsidiaries and affiliates, that would restrict its ability to make payments to Global interactive technologies.

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

Our dependence on third-party relationships with content producers and distribution channels to develop and distribute entertainment content is critical to the success of the FANING Platform.

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

Content streaming is intensely competitive and cash intensive and there can be no assurance that our content creation initiatives will be profitable or otherwise successful. Our ability to attract, engage and retain users within the FANING platform, as well as the corresponding advertising revenues they generate, will depend on our ability to consistently provide appealing and differentiated content globally, effectively market our content and services and provide a quality experience for selecting and viewing that content. Our success will require significant investments to produce original content and acquire the rights to third-party content, as well as the establishment and maintenance of key content and distribution partnerships.

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

Actions by governments that restrict access to FANING in their countries, or that otherwise impair our ability to sell advertising in their countries, could substantially harm our business and financial results.

Governments from time to time seek to censor content available on social media platforms, or restrict access to social media platforms from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to certain other company social media platforms has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. In the event that content shown on FANING is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

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

Our users can purchase virtual and digital goods from creators and developers within our platform and infrastructure on FANING. In addition, certain of our users can use our FANING infrastructure, including within Clubs and communities, for other activities, such as sending money to other users or purchasing goods and/or services from other users. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions. Depending on how our payments product evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

Our wholly owned subsidiary, Faning Korea, LLC, is our Korean subsidiary and operates in a business and cultural environment that is different from that of other countries. For example, under the Foreign Exchange Transaction Act of Korea, if the Korean government determines that in certain emergency circumstances, including sudden fluctuations in interest rates or exchange rates, extreme difficulty in stabilizing the balance of payments or substantial disturbance in the Korean financial and capital markets are likely to occur, it may impose any necessary restriction such as requiring Korean or foreign investors to obtain prior approval from the Minister of Economy and Finance of Korea prior to entering into a capital markets transaction, repatriating interest, dividends or sales proceeds arising from Korean securities or from the disposition of such securities or other transactions involving foreign exchange. Although investors will hold shares of our common stock, Faning Korea,LLC may experience adverse risks and in turn could adversely impact our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our common stock.

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

As a result of these current and changing risks, Faning Korea,LLC’s executive officers may be named in the future in criminal investigations or proceedings stemming from our operations. In Korea, company executive officers being named in such investigations or proceedings is a common occurrence, even though in practice many such cases result in no liability to the individual. If Faning Korea,LLC’s executive officers were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of the company and its executives and employees, our business, financial condition, and results of operations may be harmed.

Faning Korea,LLC’s transactions with its subsidiaries and affiliates may be restricted under Korean fair trade regulations.

Faning Korea,LLC enters into business relationships and transactions with its subsidiaries and affiliates, which are subject to scrutiny by the Korean Fair Trade Commission (“KFTC”) as to, among other things, whether such relationships and transactions constitute undue financial support among companies in the same business group. If, in the future, the KFTC determines that Faning Koera,LLC has engaged in transactions that violate the fair trade laws and regulations, it may be subject to an administrative and/or criminal fine, surcharge or other actions, which may have an adverse effect on our business, financial condition, and results of operations.

Our Korean subsidiary, Faning Korea, LLC, may be designated as an affiliated group under Korean law, in which case the group of companies would be required to make certain disclosures and implement additional corporate governance requirements.

Our Korean subsidiary, Faning Korea, LLC are likely to be designated as a business group subject to disclosure under the Korean Monopoly Regulation and Fair Trade Act. As described in greater detail in the section titled “Government Regulation-The Monopoly Regulation and Fair Trade Act”, such a designation would impose additional corporate governance and public disclosure requirements on this group of affiliated companies. These requirements would create additional costs of compliance and could subject this group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.

Faning Korea, LLC is subject to certain requirements and restrictions under Korean law that may, in certain circumstances, require it to act in a manner that may not be in our or our stockholders’ best interest.

Under applicable Korean law, directors of a Korean company, such as Faning Korea,LLC, owe a fiduciary duty to the company itself rather than to its stockholders. This fiduciary duty obligates directors of a Korean company to perform their duties faithfully for the good of the company as a whole. As a result, if circumstances arise in which the good of Faning Korea, LLC conflicts with the good of Global Interactive Technologies, Inc or our stockholders, Faning Korea, LLC may not be permitted under applicable Korean law to act in a manner that is in the best interest of Global Interactive Technologies, Inc, as its parent, or our stockholders. For example, providing guarantees or collateral by Faning Korea, LLC in favor of Global Interactive Technologies, Inc, as its parent, without a justifiable cause and on other than arm’s length terms may cause breach of a fiduciary duty of directors to Faning Korea, LLC.

Approval by the board of directors of a Korean company is required for, among other things, all transactions between a director or major stockholder (including a 10% or more stockholder) and the company for the director’s or the major stockholder’s account. As a result, intercompany transactions between us and Faning Korea, LLC (or any other Korean subsidiary we may own, from time to time), could arise in the future in which the directors of the Korean subsidiary are not able to act in ours or our stockholders’ best interest as a result of competing interests of the subsidiary. Since substantially all of our operations are conducted by Faning Korea, LLC, any such occurrence with respect to Faning Korea, LLC could adversely affect our business, financial condition, and results of operations.

Faning Korea, LLC’s transactions with related parties are subject to close scrutiny by the Korean tax authorities, which may result in adverse tax consequences.

Under Korean tax law, there is an inherent risk that Faning Korea, LLC’s transactions with its subsidiaries, affiliates or any other person or company that is related to us may be challenged by the Korean tax authorities if such transactions are viewed as having been made on terms that were not on an arm’s-length basis. If the Korean tax authorities determine that any of its transactions with related parties were on other than arm’s-length terms, it may not be permitted to deduct as expenses, or may be required to include as taxable income, any amount which is found to be undue financial support between related parties in such transaction, which may have adverse tax consequences for us and, in turn, may adversely affect our business, financial condition, and results of operations.

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

These are just some examples of how our business could be affected by changing regulations. If these proposals are enacted and implemented, our Korean subsidiary, Faning Korea, LLC, could face substantial costs and management could be required to spend significant time and attention on these matters, which would divert our focus from our core business. This could adversely affect our business, financial condition, and results of operations.

As Faning Korea, LLC is incorporated in Korea, it may be more difficult to enforce judgments obtained in courts outside Korea.

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

Our business partially depends on services provided by, and relationships with, various third parties, including cloud hosting and broadband providers, among others. To this end, when our cloud hosting and broadband vendors experience outages, our services offered through FANING and related applications will be negatively impacted and alternative resources will not be immediately available. We exercise no control over the third-party vendors that we rely upon for cloud hosting, broadband and software service. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

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

Regulation of digital assets and digital asset exchanges is currently undeveloped and likely to evolve rapidly, vary significantly among international regulatory agencies, and is subject to significant uncertainty. A failure by the Company to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines imposed by governmental authorities. Under certain circumstances, such failure to comply by the Company could also result in criminal sanctions

As blockchain networks and digital assets have grown in popularity and in market size, governments and regulatory agencies have begun to take interest in, and in some cases regulate, their use and operation. To the extent that a government or quasi-governmental agency exerts regulatory authority over a blockchain network or asset upon which our business relies, our business could be adversely affected. Blockchain networks currently face an uncertain regulatory landscape in many jurisdictions. The effect of any future legal or regulatory change is impossible to predict, but such laws, regulations or directives may directly and negatively impact our business.

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

Users of FANING are issued FP for engaging and transacting within the Company’s ecosystem. FP may be subject to various regulations in South Korea that restrict or limit the use of FP on FANING.

In addition to the application of the Digital Asset Laws arising as a result of the use of FP in various jurisdictions, our operation of the FANING platform within South Korea and the issuance of FP to users engaging with the FANING platform may subject us to various regulations in South Korea, including the Financial Investment Services and Capital Markets Act (“FISCM”) and the Act on Reporting and Using Specified Financial Transaction Information (“RSFTI”). The FISCM was enacted to advance the Korean financial market by improving the competitive edge of the nation’s capital market and financial investment industry, and the RSFTI provides for the regulation of matters concerning reporting on and use of specified financial transaction information necessary to regulate money laundering and financing of terrorism through financial transactions, such as foreign exchange transactions, thereby contributing to preventing crimes and further establishing a sound and transparent financial system. Although FP is not currently classified as a financial investment instrument as such term is defined in the FISCM, or a virtual asset, as such term is defined by the RSFTI, any amendments to or interpretations of the FISCM, RSFTI or FP in the future may subject the Company to regulation, including among other requirements, providing financial transaction information in order to, among others, prevent money laundering and financing of terrorism.

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

From time to time, third parties may claim that we have infringed their intellectual property rights. For example, patent holding companies may assert patent claims against us in which they seek to monetize patents they have purchased or otherwise obtained. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement. Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting the FANING application, or other features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm our business.

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

We have invested significant resources to develop our own intellectual property and acquire licenses to use and distribute the intellectual property of others in the operation of the FANING platform. Failure to maintain or protect these rights could harm our business. In addition, any unauthorized use of our intellectual property by third parties may adversely affect our current and future revenues and our reputation.

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

On May 21, 2024, we received a delinquency compliance alert notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”). The Notice stated that the Company was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1), as the Company had failed to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2024, and remained delinquent in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the U.S. Securities and Exchange Commission (SEC). Subsequently, the Company filed its Quarterly Report on Form 10-Q for the first quarter on September 30, 2024, thereby resolving the basis for delisting.

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

On June 17, 2024, the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) requested that the Company submit a plan (the “Plan”) to address the noncompliance issue by June 17. The Company submitted the Plan on June 14, 2024. Subsequently, on July 16, 2024, the Company filed its Annual Report on Form 10-K for the fiscal year 2023, thereby resolving the basis for delisting

On August 20, 2024, the Company received a delinquency compliance alert notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”). The Notice stated that the Company was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because it failed to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2024, with the U.S. Securities and Exchange Commission (SEC). Subsequently, the Company filed the Form 10-Q for the second quarter on October 15, 2024, thereby resolving the basis for delisting.

On February 5, 2024, the Company received a delinquency compliance alert notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of the Company’s common stock had been below $1.00 for the previous 30 consecutive business days. To regain compliance with the minimum bid price requirement, the Company’s common stock must maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar-day period from February 5, 2024 to August 4, 2024.

Subsequently, on February 5, 2025, the Company received a determination letter (the “Determination Letter”) from the Nasdaq Staff stating that the Company was subject to delisting for failing to meet the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). In order to resolve the deficiency, the Company implemented a reverse stock split on January 27, 2025. Following the reverse split, the closing bid price of the Company’s common stock met or exceeded $1.00 for 10 consecutive business days, and on February 10, 2025, the Company received a notice from Nasdaq confirming that it had regained compliance with the minimum bid price requirement and that the matter was closed.

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

We have historically operated as a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. The management has reviewed the current internal controls over financial reporting and concluded that our internal controls are ineffective, registration statement. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. In addition, after we become a public company, our reporting obligations will place a significant strain on our management, operational and financial resources and systems for the foreseeable future and we may be unable to timely complete our evaluation testing and any required remediation.

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

On January 27, 2025, we implemented a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. As a result of the reverse stock split, every 20 shares of existing common stock were consolidated into one share, reducing the total number of issued shares from 52,808,589 to 2,640,429. All registered shares of common stock are freely transferable without restriction or additional registration under the Securities Act. Sales of common stock in the market by registered stockholders, or even the perception that such sales may occur, could cause a decline in the market price of our common stock and could have a material adverse effect on our business, financial condition, and results of operations.

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

Inconsistencies in legal filings related to the reverse stock split, caused by former legal counsel, may expose the Company to compliance or reputational risks.

In connection with the reverse stock split approved by shareholders in 2024, the Company’s former legal counsel drafted and filed documents that contained inconsistencies between the proxy disclosure and the Certificate of Amendment filed with the Delaware Secretary of State. These discrepancies were not the result of Company management and were addressed promptly upon discovery.

See “Reverse Stock Split and Legal Disclosure Clarification” under Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details.

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

As of the date of this report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition. Please refer to the “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on risks posed by cybersecurity threats to the Company.

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

Item 2. ‘Properties.

The Company uses approximately 19,200 square feet of office space at the Seoul Marina free of charge.

Item 3. Legal Proceedings.

As of December 31, 2024, the Company is not subject to any material pending legal proceedings or claims. Previously disclosed legal matters were associated with subsidiaries that have since been divested and no longer affect the Company’s operations or financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Class A Common Stock is listed on The Nasdaq Capital Market under the symbol “GITS.” Trading commenced on August 1, 2023. On December 29, 2024, we changed our corporate name from Hanryu Holdings, Inc. to Global Interactive Technologies, Inc., and our Nasdaq ticker symbol was changed from “HRYU” to “GITS.” On January 27, 2025, we effected a 1-for-20 reverse stock split of our Class A Common Stock. For additional information regarding the legal and procedural matters related to the reverse stock split, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reverse Stock Split and Legal Disclosure Clarification

(b)	Holders

As of December 31, 2024, we had 59 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

See Item 11.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis together with our audited financial statements, the notes to such statements, and the other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statements Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview

The Company also implemented significant leadership changes and board realignment aimed at improving governance and execution. A new management team with deeper public company experience was appointed, and the workforce was streamlined by transitioning core functions to outsourced development and operational support, significantly reducing capital expenditure while enhancing operational flexibility.

Liquidity remained constrained during the year, driven by negative operating cash flow and continued investment in the FANING platform. As of December 31, 2024, the Company had current assets of $2,987 and current liabilities of $668,339, resulting in an accumulated deficit of $37,901,301. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. To support its turnaround efforts, the Company plans to raise new capital through equity financing and borrowing and expects revenue growth and cost efficiency to improve following the release of the upgraded FANING platform in 2025.

Refer to the subsequent sections of this Item 7 for a detailed discussion of our results of operations, liquidity and capital resources, and financial condition.

Results of Operations

The Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 are as follows.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Sales	$—	$—
Cost of Revenue	—	—
Gross profit	—	—

Operating cost and expenses	(888,363)	(2,005,925)

Loss from operations	(888,363)	(2,005,925)

OTHER INCOME (EXPENSE):
Impairment loss on intangible assets	(94,264)	—
Gain on disposal of subsidiary	12,400,373	—
Loss on disposal of tangible assets	(23,937)	—
Interest income (expense), net	(1,181)	32
Gain on foreign currency transactions	3,617	154,561
Bad-debt expense of other assets	(16,179,823)	—
Other expense, net	(73)	—
Net other (expense)/ income	(3,895,288)	154,593
Net Loss from continuing operations before taxes	(4,783,651)	(1,851,332)
Income tax expense	—	—
Net loss from continuing operations	(4,783,651)	(1,851,332)
Discontinued operations:
Loss from discontinued operations	(1,388,318)	(7,556,303)
Income tax benefit	—	—
Loss from discontinued operation	(1,388,318)	(7,556,303)
Net Loss	(6,171,969)	(9,407,635)
Less net loss attributable to non-controlling interest	—	(121,725)
Net Loss attributable to equity holders of the Company	(6,171,969)	(9,285,910)
Net Loss	(6,171,969)	(9,407,635)
Basic net loss per share:
Loss from continuing operations	(1.81)	(0.73)
Loss from discontinued operations	(0.53)	(2.99)
Total basic net loss per share	(2.34)	(3.68)

Diluted net loss per share
Loss from continuing operations	(1.81)	(0.73)
Loss from discontinued operations	(0.53)	(2.99)
Total diluted net loss per share	(2.34)	(3.68)

Weighted average number of common shares outstanding:
Basic and Diluted	2,640,429	2,525,171

During the fiscal year ended December 31, 2024, the Company underwent a year of restructuring, including the replacement of management that had been operating the Company ineffectively and the divestiture of financially distressed subsidiaries. As a result, no revenue was generated during the year ended December 31, 2024. Furthermore, for the comparative period ended December 31, 2023, revenue has been reclassified as discontinued operations following the divestiture of the three subsidiaries in 2024, and thus there is no revenue from continuing operations. For reference, revenue from discontinued operations amounted to $196 in 2024 and $827,489 in 2023.

Selling, general, and administrative expenses related to continuing operations decreased by 56% to $888,363 in 2024, compared to $2,005,925 in 2023, due to workforce reductions and the sale of subsidiaries. In addition, selling, general, and administrative expenses related to discontinued operations significantly decreased to $1,489,006 in 2024 from $10,483,401 in 2023.

The subsidiaries sold in 2024—Hanryu Bank Co., Ltd., FNS Co., Ltd., and Marin Island Co., Ltd.—have been reclassified as discontinued operations and reflected as such in the financial statements.

The Company expects that its financial structure will improve starting in 2025, driven by the launch of the upgraded, user-centric FANING platform and enhanced cost efficiency from the 2024 restructuring efforts. The new management team is committed to securing long-term sustainability by expanding the user base, diversifying revenue streams, and maintaining tight cost controls.

Liquidity and Capital Resources

The Company’s balance sheets as of December 31, 2024 and 2023 are as follows.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$2,352	$69,688
Short-term loans receivable	338	131,080
Non-trade receivables	297	—
Prepaid expenses and other receivable	—	748
Current assets, discontinued operations	—	20,219,410
Total current assets	2,987	20,420,926

PROPERTY PLANT AND EQUIPMENT, NET	2,656	124,030
INTANGIBLE ASSETS, NET	4,940,000	—
OPERATING LEASE RIGHT-OF-USE ASSET	1,458,780	—
Total Assets	$6,404,423	$20,544,956

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$20,436	$—
Short-term loans payable from related parties	349,607	—
Non-trade accounts payable	290,917	—
Accrued expenses and other current liabilities	7,379	—
Current liabilities, discontinued operations	—	7,476,491
Total current liabilities	668,339	7,476,491

Total Liabilities	668,339	7,476,491
Commitments and contingencies (Note 16)

STOCKHOLDER’SDEFICIT:
Common Stock, $0.02 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 2,640,429 common shares and 2,640,429 common shares as of December 31, 2024 and December 31, 2023*	52,809	52,809
Additional paid-in capital*	44,251,046	51,415,476
Accumulated deficit	(37,901,301)	(38,893,762)
Accumulated other comprehensive income	(666,470)	493,942
Equity(Deficit) attributable to equity holder of the Company	5,736,084	13,068,465
Total Stockholders’ Equity	5,736,084	13,068,465
Total Liabilities and Stockholders’ Equity	$6,404,423	$20,544,956

The Company’s liquidity position remained severely constrained throughout 2024. As of December 31, 2024, from continuing operations, the Company reported cash and cash equivalents of $2,352 and total current assets of $2,987, compared to $69,688 and $201,516, respectively, as of December 31, 2023. This sharp decline reflects the depletion of cash reserves due to operational restructuring, platform development efforts, and the absence of revenue.

Total current liabilities increased to $668,339 as of December 31, 2024, from $0 as of December 31, 2023 (from continuing operations), primarily due to accrued professional fees and other operating expenses. As a result, the Company’s working capital deficit widened, underscoring the urgency of its capital-raising efforts.

In response, management initiated actions to secure additional funding through equity issuances and potential debt financing. In early 2025, the Company also executed a reverse stock split to maintain its Nasdaq listing and enhance its appeal to institutional investors.

To conserve capital, the Company adopted a leaner operational model by outsourcing key development and administrative functions to third-party providers. These cost-saving measures are expected to support near-term cash flow stabilization.

The Company’s ability to continue as a going concern depends on its success in raising additional capital and executing its platform monetization strategies. Management believes that the launch of the upgraded FANING platform and recent operational realignments provide a foundation for improved performance beginning in 2025.

Financial Condition and Going Concern

As of December 31, 2024, the Company’s financial condition reflected a continued working capital deficiency, a significant accumulated deficit, and ongoing operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

In evaluating the Company’s ability to continue as a going concern, management considered its current cash position, projected operating expenditures, and anticipated financing activities. Management is actively pursuing financing alternatives and has taken steps to reduce operating costs, including the divestiture of non-core subsidiaries and implementation of an outsourced operational model.

While there can be no assurance that sufficient funding will be secured in a timely manner, the Company believes its improved governance structure, upgraded FANING platform, and streamlined business focus enhance its ability to attract investment and commercial partnerships.

Management will continue to monitor liquidity closely and adjust operational plans as needed to conserve resources while maintaining progress toward its strategic objectives.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures.

Significant accounting estimates and judgments include:

●	Classification and presentation of discontinued operations resulting from the divestiture of subsidiaries.

●	Assessment of going concern and the recoverability of assets and obligations.

●	Allocation of shared operating expenses and liabilities between continuing and discontinued operations.

●	Potential impairment of intangible assets related to platform development.

Management regularly reviews its estimates and assumptions, which are based on historical experience and other relevant factors, including the current economic environment. Actual results may differ materially from these estimates. Any material changes in assumptions could have a significant impact on our financial statements.

FANING is a fandom-centered platform designed to deliver an all-in-one ecosystem that enriches the fan experience through content, community, commerce, and creativity. The platform is available in 17 languages and supports real-time multilingual translation, enabling global fan engagement. Users can consume K-culture content, interact socially, and monetize creative work, including fan art, webtoons, and merchandise.

The platform’s monetization strategy includes:

●	Direct revenue from advertising, digital content, and commerce

●	Commissions on user-to-user transactions, including gifts, stickers, translation matching, and creator content

As of December 31, 2024, FANING had over 26.6 million registered users globally. The platform is positioned to capitalize on the global rise in K-Culture fandom, now exceeding 229 million fans in 119 countries.

The Company uses the following Key Performance Indicators (KPIs) to monitor platform performance

Key Performance Indicators (“KPIs”)

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain KPIs for our business. The KPIs used by the Company are: (1) user base; (2) monthly active users; (3) average revenue per user; and (4) user acquisition cost (“UAC”).

User Base

User base is defined by the Company as all registered users, regardless of the frequency they access the FANING platform.

2024 average user base: ~26.6 million

Monthly Active User Accounts (“MAUs”)

MAUs is defined by the Company as unique user accounts that access the FANING app during the prior 30 days of the period. The number of MAUs does not correspond to the number of unique individuals who actively utilize the FANING platform or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may use multiple devices. We believe that the number of MAUs is a relevant measure to gauge the size of our user base and the opportunity to increase the FANING platform’s revenue and gross profit. The table below sets forth the number of users compared to MAUs, and the respective percentage of MAUs to the entire FANING user base. The number of MAUs grew significantly in 2022, but both the number of MAUs and their ratio to the user base did not increase following the year ended December 31, 2023. This is because the Company focused on R&D and infrastructure investments to stabilize and monetize the FANING app. It is also due to a reduction in the Company’s marketing budget; however, the Company expects that the number of MAUs and the percentage of MAUs to user base will increase once the company has more capital and is able to increase marketing spend and invest in more technological developments.

	24-Jan	24-Feb	24-Mar	24-Apr	24-May	24-Jun	24-Jul	24-Aug	24-Sep	24-Oct	24-Nov	24-Dec
User Base	26,698,810	26,545,310	26,570,423	26,615,003	26,651,734	26,651,331	26,612,491	26,662,825	26,412,013	26,415,256	26,452,013	26,471,290
MAU	627,689	745,716	645,632	847,716	925,882	792,716	824,012	814,527	745,716	795,159	725,026	635,613
%	2.35%	2.81%	2.43%	3.18%	3.47%	2.97%	3.10%	3.08%	2.82%	3.01%	2.74%	2.40%

Average Revenue Per User (“ARPU”)

We use ARPU to evaluate and monitor the amount of revenue generated by FANING platform users and analyze growth patterns. ARPU is defined as total revenue generated from the FANING platform during the period, divided by the average of the number of MAUs at the beginning and end. The average number of MAUs, for purposes of our calculation, is the sum of MAUs for the first month of a year and the MAUs for the last month of the same year divided by two. We measure progress in our platform using ARPU because it helps us understand the rate at which we are monetizing our user base.

We believe ARPU is useful to investors in evaluating our operating performance and, more specifically, evaluating the monetization of the FANING platform. ARPU and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of ARPU may not be directly comparable to similarly titled measures reported by other companies.

ARPU was zero for the years ended December 31, 2023 and 2024, consistent with the Company’s pre-monetization development phase. ARPU will remain a key performance indicator as FANING’s monetization strategies launch in 2025. Management expects future growth to be driven by organic user expansion, improved marketing efficiency, and the commercial rollout of the upgraded FANING platform beginning in April 2025.

User Acquisition Cost (“UAC”)

UAC is the total cost to acquire a new user, and is calculated by dividing sales and marketing expense by the number of new users. The Company believes UAC is important in understanding the Company’s effectiveness at acquiring each of its users. UAC was $0.18 for the year ended December 31, 2024. and, for the year ended December 31, 2023 was $0.17 respectively. These efficiencies are expected to improve following the release of the upgraded FANING platform in April 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the years   ended December 31, 2024 and December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2024 and December 31, 2023   are fairly stated, in all material respects, in accordance with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to material weaknesses in our internal control over financial reporting described above.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses identified above, there were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers, directors and director nominees as of December 31, 2024.

Name	Age	Position
Executive Officers and Directors:
Taehoon Kim	51	Chief Executive Officer
Juhyon Shin	51	Chief Financial Officer
David Gregg	62	Chief Communications Officer

John S. Morris	62	Director
Amy Shi	43	Director
Jay Hyong Woo	53	Director
Aram Ahn	56	Director
Larry Namer	76	Director

On February 26, 2024, the board of directors (the “Board”) of Global Interactive Technologies, Inc. (the “Company”) terminated the employment of Changhuyk Kang as the Chief Executive Officer of the Company for cause, effective immediately. On the same date, the Board appointed Taehoon Kim, who serves as the Chief Technology Officer and Vice President of the Company, as the interim Chief Executive Officer of the Company, effective immediately.

Background of Executive Officers and Directors

Taehoon Kim, age 51, Chief Executive Officer

Taehoon Kim was appointed as the Chief Technology Officer (CTO) and Vice President of Hanryu Holdings on June 1, 2022, and was later appointed as the interim Chief Executive Officer by the Board of Directors on February 26, 2024. Mr. Kim was the Founder of Rulemakr Inc. and served as CEO from June 2014 to May 2021. He also served as CEO at Webzen Mobile, Inc. from May 2012 to May 2014, as COO at Webzen, Inc. from September 2008 to April 2012, and as Director at NHN Games Corporation from August 2005 to August 2008. Mr. Kim earned a bachelor’s degree in the Department of German Language Education in Seoul National University in February 1997 and received his MBA from Seoul National University in February 2014.

Juhyon Shin, age 51, Chief Financial Officer

Juhyon Shin has served as the Chief Financial Officer of the Company since May 2021. Prior to that, he served, in finance management roles at Centralinsight Co., Ltd., a KOSPI listed company, from January 2021 to May 2021 and at EQCELL Co., Ltd., a KOSDAQ listed company, from October 2019 to January 2021 Mr. Shin also served as the Chief Financial Officer of LUXL Co., Ltd, a KOSDAQ listed company, from June 2001 to October 2019. Mr. Shin earned a bachelor’s degree in the Department of Business Administration from SeoHae University in North Jeonla, South Korea in February 1997.

David Gregg, age 62, Chief Communications Officer

David Gregg was appointed as Chief Communications Officer of the Company in January 2022. Mr. Gregg previously worked as a Social Enterprise Strategist, including as the Chief Executive Officer and co-founder of Socialwise, since 2013. Mr. Gregg earned a bachelor’s degree in Communications from Brigham Young University in Rexburg, Idaho in July 1992.

John S. Morris, age 43, Director

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

Amy Shi, age 53, Director

Amy Shi brings over 20 years of experience in business development and relationship management across the banking, investment management, international trade, media, and technology industries. Currently based in Seoul as an independent management consultant, she focuses on driving growth for global media and tech firms. She made significant contributions to the Company as an independent consultant from October 2021 to April 2023. From May 2019 to August 2020, Ms. Shi worked as Vice President at HSBC, where she managed high-net-worth portfolios, and as AVP at JPMorgan Chase from August 2012 to May 2019 where her strategies led to significant business expansion. In the tech industry, she served in Partner Relations at Apple Inc. from 2016 to 2017 and as Account Executive at China Telecom from 2002 to 2005. She also has extensive experience in operations and management consulting, having served as Operations Manager at Bestview International from 2007 to 2010 and as Management Consultant at Phoenix Design from 2010 to 2012. Complementing her business acumen, Ms. Shi also has over a decade of experience as an actress and producer in Hollywood, where she developed expertise in content production and gained valuable insights into the global entertainment market. Fluent in English, Mandarin, and Korean, Ms. Shi holds dual bachelor’s degrees in Computer Science and Marketing, as well as a Master’s degree from Ohio State University.

We believe Ms. Shi’s extensive background in banking, technology, and media, combined with her cross-industry management expertise and global perspective, qualifies her to serve on our board of directors.

Jay Hyong Woo, age 53, Director

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

Aram Ahn, age 56, Director

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

Larry Namer, age 76, Director

Larry Namer founded E! Entertainment in July 1987 and served as President and Chairman of LJN Media from January 2003 to the present. Mr. Namer is a seasoned media entrepreneur and innovator with over 50 years of experience in the entertainment industry. He is best known for founding E! Entertainment Television, a network currently in 140 countries and valued at over five billion USD. Prior to that, Mr. Namer served as President of Company Communications from February 1989 to January 2023. Mr. Namer also served as Chairman of Steeplechase Media from January 1985 to December 2003. He has worked extensively in Russia until 2003 and then moved on to China where his company Metan continues bringing Western media to international audiences reaching over one billion Mandarin speakers. Mr. Namer earned a bachelor’s degree in economics from Brooklyn College.

We believe Mr. Namer’s extensive experience in the entertainment industry qualified him to serve on our board of directors.

Board Composition

Our Board currently consists of five members. Each of our directors will serve until our next annual meeting of stockholders or until his or her successor is elected and duly qualified. Our Board is authorized to appoint persons to the offices of Chair of the Board of Directors, Vice Chair of the Board of Directors, Chief Executive Officer, President, one or more Vice Presidents, Chief Financial Officer, Treasurer, one or more Assistant Treasurers, Secretary, one or more Assistant Secretaries, and such other officers as may be determined by the Board. The Board may also empower the Chief Executive Officer, or in absence of a Chief Executive Officer, the President, to appoint such other officers and agents as our business may require. Any number of offices can be held by the same person.

Audit Committee

Our audit committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is composed of John S. Morris, Jay Hyong Woo, and Larry Namer, each of whom is independent under Nasdaq Stock Market (“Nasdaq”) Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act.

The Board has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. John S. Morris serves as the audit committee financial expert. Mr. Morris also serves as the Chairman of the Audit Committee.

Director Independence

Our Board has determined that four members of its board of directors qualify as independent directors in accordance with the rules of the Nasdaq Stock Market (“Nasdaq”). The director independence definition under the Nasdaq rule includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Board Committees and Independence

Our Board has established the following three standing committees: audit committee, compensation committee, and nominating and governance committee. Our Board has adopted written charters for each of these committees. We made each committee’s charter available under the Corporate Governance section of our website at https://gitechnologies.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report. All members of the Audit and Compensation Committees will meet the criteria for independence.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our employees, officers and directors. We made our Code of Business Conduct and Ethics available under the Corporate Governance section of our website at https://gitechnologies.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report. We intend to disclose any future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of these provisions, on our website or in our filings with the SEC under the Exchange Act.

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

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities (the “Insider Trading Policy”) that applies to all of the Company’s directors, officers, employees and other covered persons identified within the Insider Trading Policy. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules and regulations, as well as Nasdaq listing standards applicable to the Company, relating to insider trading. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable federal securities laws and Nasdaq listing requirements. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

We have identified Taehoon Kim and Juhyon Shin as our Named Executive Officers. Our Named Executive Officers for the fiscal year ending December 31, 2024 may change, as we may hire or appoint new executive officers.

For the fiscal years ended December 31, 2024 and December 31, 2023, compensation for NEO was as follows:

Name and principal position	Year	Compensation	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Taehoon Kim		Received	$—	$—	$—	$—	$—	$—
Chief Executive Officer	2024	Accrued	$58,600	$—	$—	$—	$—	$58,600
Changhyuk Kang		Received	$—	$—	$—	$—	$—	$—
Chief Executive Officer	2024	Accrued	$—	$—	$—	$—	$—	$—
Juhyon Shin		Received	$7,368	$—	$—	$—	$—	$7,368
Chief Financial Officer	2024	Accrued	$44,000	$—	$—	$—	$—	$44,000
Taehoon Kim		Received	$—	$—	$—	$—	$—	$—
Chief Executive Officer	2023	Accrued	$75,000	$—	$—	$—	$—	$75,000
Changhyuk Kang		Received	$—	$—	—	$—	$—	$—
Chief Executive Officer	2023	Accrued	$91,925	$—	$—	$—	$—	$91,925
Juhyon Shin		Received	$58,736	$—	$—	$—	$—	$58,753
Chief Financial Officer	2023	Accrued	$75,213	$—	$—	$—	$—	$75,213

(1)	This column represents the grant date fair value calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). These amounts do not represent the actual value, if any, that may be realized by the Named Executive Officers.
(2)	Accrued and unpaid salary expenses which were recorded for the years ended December 31, 2024 and December 31, 2023 will be paid and was paid during the year of 2024 and 2023.
(3)	Changhyuk Kang was removed from his position as CEO by the board of directors of Global Interactive Technologies, Inc. (the “Company”) on February 26, 2024.

Elements of Compensation

Our executive compensation program consisted of the following components of compensation in 2024 and 2023:

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

Employment Agreements and Potential Payments upon Termination or Change of Control

On June 1, 2022, Taehoon Kim entered into an employment agreement to serve as Chief Technology Officer (CTO) and Vice President. He was subsequently appointed as the Interim Chief Executive Officer by the Board of Directors on February 26, 2024. Effective April 1, 2024, he will receive an annual base salary of $58,600 under a one-year term commencing March 1, 2024. His salary was initially determined in Korean Won and converted to USD at an exchange rate of 1,450 KRW to $1.00.

On May 3, 2021, Juhyon Shin entered into an employment agreement to serve as Chief Financial Officer (CFO). Effective April 1, 2024, he will receive an annual base salary of $44,000 under a one-year term beginning on April 1, 2024. His salary was initially determined in Korean Won and converted to USD at an exchange rate of 1,450 KRW to $1.00.

On January 1, 2022, entered into an employment agreement with David Gregg, the Company’s Chief Communications Officer (CCO). This agreement provides for a monthly base salary of $5,000 under a one-year term beginning April 1, 2023.

On February 26, 2024, the Company’s Board terminated the employment of Changhuyk Kang as the Chief Executive Officer of the Company for cause, effective immediately. On the same date, the Board appointed Taehoon Kim, who served as the Chief Technology Officer and Vice President of the Company, as the interim Chief Executive Officer of the Company, effective immediately.

None of the aforementioned employment agreements require any payments beyond salary already earned in the event of the executive’s termination or a change in control.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock option awards, or other equity-based awards, held by any of the Named Executive Officers as of December 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2024

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

Stock Option and Incentive Plan

Global Interactive Technologies, Inc.(Former : Hanryu Holdings, Inc) 2022 Omnibus Equity Incentive Plan

Our Board unanimously approved the Global Interactive Technologies, Inc.(Former : Hanryu Holdings, Inc). 2022 Omnibus Equity Incentive Plan (the “Plan”) on February 14, 2022. The maximum number of shares of common stock issuable under the Plan is currently 1.5 million shares, subject to adjustments for stock, stock dividends or other similar changes in our common stock or our capital structure.

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

Policies and Practices Related to the Grant of Certain Equity Awards

Neither the Board nor the compensation committee takes material nonpublic information into account when determining the timing or terms of equity awards, including with respect to options, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Equity awards may be granted at other times during the year to newly hired or promoted employees, and in other special circumstances. In 2024, we did not grant any stock options, stock appreciation rights, or similar option-like instruments.

Director Compensation

Each of our non-employee directors are entitled to receive a monthly retainer of $3,000 for serving on the Board, which fee may be paid either in cash, options or shares of common stock. As of December 31, 2024, we have paid no compensation to non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock as of April 15, 2025(the most recent practicable date) for (i) each of our executive officers and directors individually, (ii) all of our executive officers and directors as a group, and (iii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. The percentage of beneficial ownership in the table below is based on 2,640,429 shares of common stock deemed to be outstanding after the reverse stock split on January 27, 2025.

Name, address and title of beneficial owner(1)	Shares of Common Stock	Total Number of Shares Beneficially Owned	Percentage of Voting Common Stock Outstanding (2)
Officers and Directors
Taehoon Kim
Chief Executive Officer	7,500	7,500	0.28%
Changhyuk Kang
(Former) Chief Executive Officer	70,000	70,000	2.65%
Ju-Hyon Shin
Chief Financial Officer	5,000	5,000	0.19%
David Gregg
Chief Communications Officer	—	—	—
John S. Morris
Director	—	—	—
Aram Ahn
Director	—	—	—
Shi Amy
Director	19,340	19,340	0.73%
Jay Hyong Woo
Director	—	—	—
Larry Namer
Director	—	—	—
Executive Officers and Directors as a Group (9 persons)	101,840	101,840	3.85%

Greater than 5% Stockholders
Hangmuk Shin and his related parties
(Seoul, Republic of Korea)	346,793	346,793	13.13%
Si Young Jang
(Seoul, Republic of Korea)	145,000	145,000	5.49%

*	Less than 1.0%

(1)	Unless otherwise indicated, the business address for each of the executive officers and directors is c/o Global Interactive Technologies, Inc., 160, Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Republic of Korea 07231.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership by that person, shares of voting common stock subject to outstanding rights to acquire shares of voting common stock held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage of ownership by any other person.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence Certain Relationships and Related Transactions

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

“Short-Term Loan Payables”

	December 31, 2024	December 31, 2023
Jaeman Lee, July 1, 2024 through December 23, 2024	$255,286	$—
Hangmuk Shin, July 1, 2024 through December 23, 2024	$94,321	—
Aram Ahn, 2024 and April 2024	—	—
Total	$349,607	—

Jaeman lee

- On July 1, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 100,000,000 (USD 68,027), and the maturity date is June 30, 2025. The principal and interest will be repaid at maturity.

- On July 8, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 50,000,000 (USD 34,014), and the maturity date is July 7, 2025. The principal and interest will be repaid at maturity.

- On September 23, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,015,000 (USD 691), and the maturity date is September 22, 2025. The principal and interest will be repaid at maturity.

- On September 27, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 100,000,000 (USD 68,027), and the maturity date is September 26, 2025. The principal and interest will be repaid at maturity.

- On October 14, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 50,000,000 (USD 34,014), and the maturity date is October 13, 2025. The principal and interest will be repaid at maturity.

- On October 25, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 4,026,400 (USD 2,739), and the maturity date is October 24, 2025. The principal and interest will be repaid at maturity.

- On October 29, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 5,500,000 (USD 3,742), and the maturity date is October 28, 2025. The principal and interest will be repaid at maturity.

- On November 13, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at a 0% annual interest rate. The principal amount of the loan was KRW 19,655,025 (USD 13,371), and the maturity date is November 12, 2025. The principal will be repaid at maturity.

- On November 20, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 5,000,000 (USD 3,401), and the maturity date is November 19, 2025. The principal and interest will be repaid at maturity.

- On November 26, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 73,800 (USD 50), and the maturity date is November 25, 2025. The principal and interest will be repaid at maturity.

- On December 4, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at a 0% annual interest rate. The principal amount of the loan was KRW 1,000,000 (USD 680), and the maturity date is December 3, 2025. The principal will be repaid at maturity.

- On December 20, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 19,000,000 (USD 12,925), and the maturity date is December 19, 2025. The principal and interest will be repaid at maturity.

- On December 23, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 20,000,000 (USD 13,605), and the maturity date is December 22, 2025. The principal and interest will be repaid at maturity.

Hangmuk Shin

- On July 1, 2024, the Company entered into a short-term borrowing agreement with its largest shareholder, Hangmuk Shin, at an interest rate of 4.6%. The principal amount of the loan was KRW 110,000,000 (USD $74,830), and the maturity date is June 30, 2025. The principal and interest will be repaid at maturity.

- On July 2, 2024, the Company repaid KRW 1,000,000 (USD $680) of the loan to Hangmuk Shin.

- On July 5, 2024, the Company entered into another short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 300,000 (USD $204), and the maturity date is July 4, 2025. The principal and interest will be repaid at maturity.

- On September 13, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 10,000 (USD $7), and the maturity date is September 12, 2025. The principal and interest will be repaid at maturity.

- On October 14, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 30,000,000 (USD $20,408), and the maturity date is October 13, 2025. The principal and interest will be repaid at maturity.

- On October 29, 2024, the Company repaid KRW 3,000,000 (USD $2,041) of the loan to Hangmuk Shin.

- On October 31, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 1,000,000 (USD $680), and the maturity date is October 30, 2025. The principal and interest will be repaid at maturity.

- On November 2, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD $34), and the maturity date is November 1, 2025. The principal and interest will be repaid at maturity.

- On November 22, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 150,000 (USD $102), and the maturity date is November 21, 2025. The principal and interest will be repaid at maturity.

- On December 13, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 500,500 (USD $340), and the maturity date is December 12, 2025. The principal and interest will be repaid at maturity.

- On December 17, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 658,000 (USD $448), and the maturity date is December 16, 2025. The principal and interest will be repaid at maturity.

- On December 23, 2024, the Company repaid KRW 16,763 (USD $11) of the loan to Hangmuk Shin.

Aram Ahn

On June 26, 2024, the Company entered into a short-term borrowing agreement with outside director Aram Ahn at an interest rate of 0%, and the loan amount of $400 was repaid on September 27, 2024.

Item 14. Principal Accountant Fees and Services.

We have appointed One Stop Assurance PAC(“ONESTOP”) to serve as our independent registered public accounting firm for the fiscal years ending December 31, 2024 and December 31, 2023.

Fees Billed to the Company in fiscal year 2024 and 2023

The following table sets forth the fees billed to us by our principal auditor, ONESTOP, professional services rendered for the during the fiscal years ended December 31, 2024 and December 2023:

	December 31, 2024	December 31, 2023
Audit fees(1)	$180,000	$230,000
Audit related fees(2)	9,000	11,500
Tax fees(3)	—	—
All other fees	—	—
Total	189,000	241,500

The following table sets forth the fees billed to us by our BF Borgers, PC, BFB, professional services rendered for the during the fiscal years ended December 31, 2024 and December 2023:

	December 31, 2024	December 31, 2023
Audit fees(1)	$—	$50,000
Audit related fees(2)	—	5,000
Total	—	55,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.
(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.
(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Except as described below, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

On January 4, 2024, Global Interactive Technologies, Inc(Former : Hanryu Holdings, Inc (the “Company”)) retained ONESTOP as its independent registered public accounting firm for the fiscal year ending December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Interactive Technologies, Inc. (formerly as “Hanryu Holdings, Inc.”)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Interactive Technologies, Inc. (formerly as “Hanryu Holdings, Inc.”) and its subsidiaries (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore

April 29, 2025

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$2,352	$69,688
Short-term loans receivable	338	131,080
Non-trade receivables	297	—
Prepaid expenses and other receivable	—	748
Current assets, discontinued operations	—	20,219,410
Total current assets	2,987	20,420,926

PROPERTY PLANT AND EQUIPMENT, NET	2,656	124,030
INTANGIBLE ASSETS, NET	4,940,000	—
OPERATING LEASE RIGHT-OF-USE ASSET	1,458,780	—
Total Assets	$6,404,423	$20,544,956

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$20,436	$—
Short-term loans payable from related parties	349,607	—
Non-trade accounts payable	290,917	—
Accrued expenses and other current liabilities	7,379	—
Current liabilities, discontinued operations	—	7,476,491
Total current liabilities	668,339	7,476,491

Total Liabilities	668,339	7,476,491
Commitments and contingencies (Note 16)

STOCKHOLDER’SDEFICIT:
Common Stock, $0.02 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 2,640,429 common shares and 2,640,429 common shares as of December 31, 2024 and December 31, 2023*	52,809	52,809
Additional paid-in capital*	44,251,046	51,415,476
Accumulated deficit	(37,901,301)	(38,893,762)
Accumulated other comprehensive income	(666,470)	493,942
Equity attributable to equity holder of the Company	5,736,084	13,068,465
Total Stockholders’ Equity	5,736,084	13,068,465
Total Liabilities and Stockholders’ Equity	$6,404,423	$20,544,956

*	On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. As a result of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock were combined into one share, reducing the total number of issued shares from 52,808,589 to 2,640,429.

The par value per share changed from $0.001 to $0.02. All share and per-share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Sales	$—	$—
Cost of Revenue	—	—
Gross profit	—	—

Operating cost and expenses	(888,363)	(2,005,925)

Loss from operations	(888,363)	(2,005,925)

OTHER INCOME (EXPENSE):
Impairment loss on intangible assets	(94,264)	—
Gain on disposal of subsidiary	12,400,373	—
Loss on disposal of tangible assets	(23,937)	—
Interest income (expense), net	(1,181)	32
Gain on foreign currency transactions	3,617	154,561
Bad-debt expense of other assets	(16,179,823)	—
Other expense, net	(73)	—
Net other (expense)/ income	(3,895,288)	154,593
Net Loss from continuing operations before taxes	(4,783,651)	(1,851,332)
Income tax expense	—	—
Net loss from continuing operations	(4,783,651)	(1,851,332)
Discontinued operations:
Loss from discontinued operations	(1,388,318)	(7,556,303)
Income tax benefit	—	—
Loss from discontinued operation	(1,388,318)	(7,556,303)
Net Loss	(6,171,969)	(9,407,635)
Less net loss attributable to non-controlling interest	—	(121,725)
Net Loss attributable to equity holders of the Company	(6,171,969)	(9,285,910)
Net Loss	(6,171,969)	(9,407,635)
Basic net loss per share:
Loss from continuing operations	(1.81)	(0.73)
Loss from discontinued operations	(0.53)	(2.99)
Total basic net loss per share	(2.34)	(3.68)

Diluted net loss per share
Loss from continuing operations	(1.81)	(0.73)
Loss from discontinued operations	(0.53)	(2.99)
Total diluted net loss per share	(2.34)	(3.68)

Weighted average number of common shares outstanding:
Basic and Diluted	2,640,429	2,525,171

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive	Non-controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	interests	(Deficit)
Balance at December 31, 2022*	2,270,847	$45,417	27,578,666	$(29,607,852)	$879,420	$(236,166)	$(1,340,515)
Issuance of common stock at $10.00 per share by private placement, net of issuance costs issuance	50,000	1,000	9,999,000	—	—	—	10,000,000
Issuance of common stock at $10.00 per share by initial public offering, net of issuance costs	43,866	877	7,707,140	—	—	—	7,708,017
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	51,000	1,020	427,380	—	—	—	428,400
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	209,244	4,185	5,310,624	—	—	—	5,314,809
Exercise of warrants at $1.27 per share by cash considerations, net of issuance costs	15,472	310	392,666	—	—	—	392,976
translation adjustment					(385,478)	357,891	(27,587)
Net loss	—	—	—	(9,285,910)	—	(121,725)	(9,407,635)
Balance at December 31, 2023	2,640,429	$52,809	51,415,476	$(38,893,762)	$493,942	$—	$13,068,465
Reclassification of APIC to
Accumulated Deficit	—	—	(7,164,430)	7,164,430	—	—	—
Currency translation adjustment	—	—	—	—	(1,160,412)	—	(1,160,412)
Net loss	—	—	—	(6,171,969)	—	—	(6,171,969)
Balance at December 31, 2024	2,640,429	$52,809	$44,251,046	$(37,901,301)	$(666,470)	$—	$5,736,084

On January 27, 2025, the Company completed a 1-for-20 reverse stock split of its issued and outstanding common shares. As a result, every 20 shares were combined into one share, reducing the total number of issued shares from 52,808,589 to 2,640,429. The par value per share was increased from $0.001 to $0.02. All share and per-share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss) from continuing operations	$(4,783,651)	$(1,851,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,352	9,183
Gain on disposal of subsidiary	(12,400,373)	—
Bad-debt expense of other assets	16,179,823	—
Loss on disposal of tangible assets	23,937	—
Impairment loss on intangible assets	94,264	—
Changes in operating assets and liabilities:
Non-trade receivable	2,170	—
Prepaid expenses and other current assets	(357)	(739)
Other assets	414,610	—
Accrued expenses and other current liabilities	6,812	—
Net cash used in operating activities of continuing operations	(456,413)	(1,842,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	84,154	11,988
Payment for short-term loan receivable	(14,103)	(6,037,561)
Disposal of property and equipment	84,097	—
Purchase of property and equipment	—	(131,692)
Net cash provided by/(used in) investing activities of continuing operations	154,148	(6,157,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	10,264	505
Proceeds from short-term loan payable from related parties	364,172	—
Proceeds from exercising warrants	—	420,000
Net proceeds from IPO	—	7,708,016
Repayment of short-term loan payable	(2,933)	(505)
Repayment of short-term loan payable from related parties	(3,351)	—
Net cash provided by financing activities of continuing operations	368,152	8,128,016
Net change in cash – continued operations	65,887	127,863

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	(1,222,364)	(13,851,297)
Net cash (used in) provided by investing activities of discontinued operations	(5,235,253)	2,161,641)
Net cash (used in) provided by financing activities of discontinued operations	311,413	16,718,667
Net change in cash – discontinued operations	(6,146,204)	5,029,011)

Cash beginning of the year- continued operations	69,688	8,343
Cash beginning of the year - discontinued operations	5,358,142	110,615
Beginning cash	5,427,830	118,958

Cash end of the year – continued operations	2,352	69,688
Cash end of the year - discontinued operations	1,408	5,358,142
Ending cash	3,760	5,427,830

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,080,317)	5,156,874)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	656,247	151,998)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	5,427,830	118,958
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$3,760	$5,427,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	$63	70,122)
Less Cash receipt for interest - discontinued operations	$63	4
Cash receipt (paid) for interest – continued operations	$—	$70,118)
Cash receipt (paid) during the period for interest	$63	$70,122)

Supplemental disclosure of non-cash investing and financing activities:	—	—

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2024 and 2023

	2024	2023
NET LOSS	$(6,171,969)	$(9,407,635)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,160,412)	(385,478)
Change in foreign currency translation adjustment to attributable to noncontrolling interest	—	357,891

COMPREHENSIVE LOSS	$(7,332,381)	$(9,435,222)
Less : Comprehensive Income/(Loss) attributable to noncontrolling interest	—	(236,166)
Comprehensive Income(Loss) attributable to the Company	(7,332,381)	(9,199,056)

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Global Interactive Technologies, Inc. (“GITS”) is a corporation incorporated in the State of Delaware, and in 2024, we acquired 100% ownership of our subsidiary, Faning Korea, LLC. We aim to become a leading company in the global Korean entertainment market, also known as “Hanryu” or “K-Culture,” through our fan-participation-based social media platform, FANING. The FANING platform is an all-in-one global playground where fans around the world can consume, create, and get rewarded for content related to their interests, and connect with other like-minded fans.

Corporate History

Since the inception of Global Interactive Technologies, Inc in 2018, we have accomplished a number of key objectives, as follows:

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
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

June 16, 2022	Hanryu Holdings, HBC, the HBC Shareholders, and the HBC Warrantholders consummate the Share Exchange and Warrant Exchange concurrently, pursuant to which HBC became a wholly owned subsidiary of the Company, and the HBC Stockholders and HBC Warrantholders, collectively, acquired a controlling interest in the Company.
June 22, 2022	The Company divests itself of all Kingdom Coin (“KDC”) holdings and terminates all crypto-currency-related activity, including, without limitation, the operation of the MainNet (FandomChain) and the Kingdom Wallet, pursuant to a Business Transfer Agreement (the “Divestiture Agreement”) between HBC and an unaffiliated and unrelated third party, Kingdom Coin Holdings, a Cayman Islands Foundation Company (the “KDC Foundation”) (the “KDC Divestiture”), to substantially reduce its involvement with blockchain technologies. Pursuant to the Divestiture Agreement, as of June 22, 2022, the Company no longer owns any KDC, and no longer conducts or controls the operations, issuances, or sales of KDC. In connection with the KDC Divestiture, the Company revised its procedures regarding FP and no longer allows, nor has the technology to allow, for the transfer of FP outside of the FANTOO platform or the exchange of FP and KDC

August 1, 2023	The shares of the Company are listed at NASDAQ exchange market.

December 28, 2023	HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, so the business from the three companies became the discontinued operations.

November 5, 2024	HBC sold its 100% ownership interests in its subsidiaries, FNS Co., Ltd. and Marine Island Co., Ltd., in order to improve its financial structure.

December 4, 2024	We acquired 100% ownership of Faning Korea, LLC to pursue a new business aimed at improving profitability.

December 28, 2024	We sold 100% of our ownership interest in Hanryu Bank Co., Ltd. (“HBC”), our wholly owned subsidiary, to improve our financial structure.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
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

Going Concern

The Company had an accumulated deficit of $37,901,301 and working capital of $(665,352) as of December 31, 2024. As of December 31, 2023, the accumulated deficit was $38,893,762 and working capital was $(2,927,886). Also, the Company has operating losses of $888,363 and $2,005,925 for the years ended December 31, 2024 and December 31, 2023, respectively. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for after the issuance date of these financial statements. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

The Company is soon to launch the upgraded FANING2 version. The upgraded FANING2 version has been restructured with a user-centric approach and is designed to create a platform focused on ensuring profitability. Additionally, through its subsidiary, Faning Korea, LLC, the Company plans to pursue K-Food products and entertainment business ventures. Furthermore, to secure additional operating capital, the Company intends to proceed with a capital increase and borrowings. However, there can be no assurance as to the outcome of these factors or that future funding efforts will generate sufficient capital to maintain our operations.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The Company’s consolidated financial statements include Global Interactive Technologies and its wholly owned subsidiary Faning Korea, LLC, which was acquired on December 4, 2024. The financial statements also include Hanryu Bank Co. Ltd, FNS Co. Ltd, and Marin Island Co. Ltd, which were classified as discontinued operations following the sale of their equity interests in 2024. Additionally, all significant intercompany transactions and balances have been eliminated in consolidation.

Changes in the consolidated group’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

On November 5, 2024, Hanryu Bank Co. Ltd (“HBC”) sold all of its equity interests in FNS Co. Ltd and Marin Island Co. Ltd. Furthermore, on December 28, 2024, Global Interactive Technologies (“the Company”) sold all of its equity interest in Hanryu Bank Co. Ltd (“HBC”). As a result, these subsidiaries will be excluded from consolidation starting from the date of the equity sales.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment assessment on goodwill as of December 31 of each fiscal year. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

Intangible Assets

Intangible assets acquired separately are recorded at cost, and those acquired in a business combination are recognized at fair value as of the acquisition date. The Company’s intangible assets primarily consist of trademarks, customer relationships, and software, which are amortized on a straight-line basis over their estimated useful life of 5 years. The Company reviews the recoverability of its intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an intangible asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s consolidated balance sheet as of December 31, 2024 and December 31, 2023. During the year ended December 31, 2024, there was a fluctuation in the exchange rates ranging from KRW 1,289.40/USD $1 to KRW 1,470.00/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company exceed the federal insurance limit as of December 31, 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an Allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its Allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023. The Company does not have any off-balance-sheet credit exposure related to its customers.

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an Allowance for credit losses for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its Allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has set an Allowance for credit losses of $16,179,823 in full as of December 31, 2024, related to the loan balance from the sale of subsidiaries, and had no Allowance for credit losses as of December 31, 2023. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company wrote off $16,179,823 of short-term loan receivables as of December 31, 2024.

Revenue Recognition

The Company anticipates generating revenues from (i) FANING platform through advertising, direct sales, and user to user commissions, and (ii) other businesses. Revenue billed or collected in advance will be recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the years ended December 31, 2024 and December 31, 2023, the Company recognized product sales revenue amounting to $0 and $0. Revenue is derived at the point in time when merchandise is sold and shipped or delivered to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the Company records all advertising revenue as a net basis, and other revenues are recorded as a gross basis, and the revenues as a gross basis for the years ended December 31, 2024 and December 31, 2023 are $0 and $0. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis.

The Company did not record revenue amounts as it classified the subsidiaries, from which past revenue was generated, as discontinued operations following their sale in 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
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

The Company evaluates property and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property and equipment asset impairment charges recorded during the year ended December 31, 2024, and the year ended December 31, 2023.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no significant long-lived assets impairment charges recorded during the year ended December 31, 2024 and the year ended December 31, 2023.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. As of December 31, 2024 and December 31, 2023, there were no outstanding accounts receivable balances. The Company believes that the credit risk related to accounts receivable is manageable and controllable as of December 31, 2024 and December 31, 2023. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Investments

The Company’s investments are carried at historical cost. As of December 31, 2024 and December 31, 2023, there is no balance of investments.

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2024 and 2023, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of December 31, 2024 and December 31, 2023.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models and revises the guidance on diluted earnings per share. This update is effective for fiscal years beginning after December 15, 2023.

In November 2019, the FASB issued ASU 2019-10, which amended the effective dates for various standards including credit losses, hedging, and leases. For smaller reporting companies like the Company, ASU 2016-13 (Credit Losses – Topic 326) is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard in the quarter ended September 30, 2023.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the use of a current expected credit loss (CECL) model. Several amendments have since been issued to clarify implementation.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency of income tax disclosures by requiring detailed information on the effective tax rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted.

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. This update requires entities to disclose more detailed information about the nature of the expenses within certain income statement captions (such as cost of sales, SG&A, etc.). The standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted.

The Company is currently evaluating the impact of these new standards and does not expect them to have a material effect on its financial statements upon adoption.

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of December 31, 2024 and December 31, 2023, and the interest income from short-term loan receivables is $0 and $0 for the year ended December 31, 2024 and December 31, 2023.

	Interest Rate	December 31, 2024	December 31, 2023
LA PRIMERA CAPITAL INVESTMENTS	0%	$30,000	$30,000
AMERIDGE CORPORATION	0.1%	11,000	97,000
HANRYU BANK CO.LTD	0%	14,721,901	—
FNS CO.LTD	0%	250,332	—
Due to exchange rate fluctuations		—	4,080
(-) Allowance for credit losses		(15,012,895)	—
Total short-term loans		$338	$131,080

*	For the fiscal year ended December 31, 2024, the Company wrote off short-term loan receivables in the amount of $16,179,823, based on the fact that more than six months had passed since the loan due dates and after assessing the recoverability of the amounts. Hanryu Bank Co. Ltd. and FNS Co. Ltd. were excluded from the consolidated subsidiaries as of 2024 due to the sale of all their shares.
*	Allowance for credit losses related to short-term loan receivables denominated in foreign currencies was recognized. The bad debt expense presented in the statement of operations was translated using the average exchange rate, while the allowance balance in the balance sheet was translated using the closing exchange rate. The difference between these amounts arises from exchange rate fluctuations and does not represent an actual change in the amount of credit loss or additional provision.

As of December 31, 2023, the balance of short-term loans changed from $127,000 as of December 31, 2022, to $131,080 due to the application of the year-end exchange rate, reflecting an increase in the exchange rate. This change is due to exchange rate fluctuations and is not related to any actual change in the loan amount or additional allowance for credit losses.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

The following table summarizes information with regard to prepaid expenses and other receivables as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Total prepaid expenses and other receivables	$—	$748

As of December 31, 2024, and December 31, 2023, prepaid expenses and other receivables were $0 and $748, respectively.

NOTE 5 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	December 31, 2024	December 31, 2023
Vehicles	$—	$126,981
Fixtures	5,567	6,346
	5,567	133,327
Less accumulated depreciation	(2,911)	(9,297)
Property plant and equipment, net	$2,656	$124,030

The total depreciation expense for the years ended December 31, 2024, and December 31, 2023, was $6,352 and $9,183, respectively. Depreciation expense is reflected in operating costs and expenses in the consolidated statements of operations. In 2024, the Company sold its vehicle and recorded depreciation expense up to the date of sale. The loss on disposal of the vehicle was $23,937. Due to the disposal of subsidiaries in 2024, the Company classified property, plant, and equipment, as well as related depreciation expense, as discontinued operations for both 2024 and 2023, and excluded them from the presentation in the financial statements.

NOTE 6 — SOFTWARE

The Company acquired the software through two transactions: (1) an asset transfer agreement with its former subsidiary, Hanryu Bank Co., Ltd., from which all equity interest was sold in December 2024, and (2) the transfer of the Faning application. The acquisition cost of $4,940,000 was determined based on an independent appraisal. The software is classified as an intangible asset in accordance with ASC 350 – Intangibles—Goodwill and Other, and is being amortized on a straight-line basis over its estimated useful life of five years. Beginning in 2025, the related amortization expense will be recognized as a non-operating expense in the consolidated statements of operations.

	December 31, 2024	December 31, 2023
Acquisition cost	$4,940,000	$—
Less Accumulated amortization	(—)	(—)
Net book value	$4,940,000	$—

The Company regularly evaluates the recoverability of its software assets and determined that no impairment was necessary as of December 31, 2024.

NOTE 7 – Goodwill and Impairment Loss

On December 4, 2024, the Company acquired 100% of the equity interests in Faning Korea, LLC and recognized goodwill in the amount of $94,264. This amount represents the excess of the purchase consideration over the fair value of the identifiable net assets acquired.

Impairment Testing and Recognition of Impairment Loss
In accordance with ASC 350, the Company performs an annual impairment test on goodwill, and interim assessments are made when there are indicators of impairment. As of December 31, 2024, the Company determined that the goodwill had no recoverable value and concluded that the carrying amount of the goodwill exceeded its recoverable amount.

Accordingly, the Company recognized an impairment loss on intangible assets of $94,264, which has been reflected in the consolidated statement of operations for the year ended December 31, 2024. As a result, the carrying amount of goodwill related to Faning Korea, LLC has been fully written off, and the remaining balance is $0.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 — LEASE

The Company uses approximately 19,200 square feet of office space at the Seoul Marina free of charge. Although there is no formal lease agreement, the Company determined that the ASC 842 accounting standard applies and recognized the fair value of the rent-free use of the property through May 2031 as a right-of-use (ROU) asset, with corresponding lease expense recognized in the statement of operations.

At the time of initial acquisition from SMC in July 2021, the Company used the following assumptions:

●	Annual lease cost: 300,000,000 Korean Won

●	10-year present value calculation

●	Assumed annual rent increase: -4.96%

●	Interest rate: 3%

●	10-year Korean government bond yield: 2.11%

●	Exchange rate: 1,188.5 KRW/USD

Based on the assumptions outlined, the Company calculated the present value of 10 years of free rent to be $2,775,512 and recognized it as a long-term right-of-use (ROU) asset as of June 30, 2021. Since the space was provided free of charge, no lease liability was recognized. The ROU asset was amortized at approximately $23,000 per month over the 10-year lease term.

As the Company initially allocated $2,935,658 to the SMC receivable and leasehold rights, an impairment loss of $158,278 was recognized on the ROU asset as of December 31, 2021.

In December 2024, the Company sold its entire equity interest in Hanryu Bank Co., Ltd. (“HBC”), a subsidiary that held the rent-free rights to the Seoul Marina building. However, through an asset transfer agreement between the Company and HBC, the Company acquired the rent-free rights to the Seoul Marina building. The transfer amount was based on the net book value of the ROU asset as of the contract date and was offset against the Company’s outstanding loan receivable. As of December 31, 2024, the carrying amount of the ROU asset was $1,458,780.

Following the sale of the subsidiary in December 2024, the lease expense has been reclassified to discontinued operations and is not presented in the statements of operations for the years ended December 31, 2024 and 2023.

NOTE 9 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of December 31, 2024 and December 31, 2023.

	Interest Rate	December 31, 2024	December 31, 2023
Jaeman Lee, July 1, 2024 through December 23, 2024	4.60%	$255,286	$—
Hangmuk Shin, July 1, 2024 through December 23, 2024	4.60%	94,321	—
Mijung Oh, September 30, 2024	0%	5,436	—
Changhyuk Kang, April 1, 2024	0%	15,000	—
Total short-term loan payables		$370,043	$—

The Company recognized interest expense of $5,962 and $0 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the balance of short-term borrowings includes amounts borrowed in Korean Won, which have been converted into U.S. dollars using the exchange rate as of December 31, 2024 (e.g., 1 USD = 1,470.00 KRW). This may result in differences due to fluctuations in the exchange rate.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information regarding short-term loan payables from related parties as of December 31, 2024 and December 31, 2023. Jaman Lee was appointed as the Company’s President in 2024, and Hangmuk Shin is the largest shareholder of Global Interactive Technologies, Inc.

	December 31, 2024	December 31, 2023
Jaeman Lee, July 1, 2024 through December 23, 2024	$255,286	$—
Hangmuk Shin, July 1, 2024 through December 23, 2024	94,321	—
Total	$349,607	—

As of December 31, 2024, the interest rate on the loan payables is 4.6% per annum, and the total interest accrued amounts to $5,962. There are no other financial covenants.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 are summarized in the table below.

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 — FAIR VALUE MEASUREMENTS (cont.)

December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of as of December 31, 2024 and December 31, 2023.

NOTE 12 — SIGNIFICANT NON-CASH TRANSACTION

The company reclassified its operations into continuing and discontinued operations due to the sale of its subsidiary in 2024. There were no significant non-cash transactions related to continuing operations for the years ended December 31, 2024, and December 31, 2023.

NOTE 13 — OTHER EXPENSE/INCOME

Other expense for the fiscal year ended December 31, 2024 was $(3,895,288), a decrease of $4,049,881, compared to the other income for the fiscal year ended December 31, 2023. This decrease was primarily due to the recognition of a gain on the disposal of subsidiaries amounting to $12,400,373 and a bad debt expense of $16,179,823 related to the short-term loan

NOTE 14 — OTHER

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 — OTHER (cont.)

The Company initially created KDC, a public digital cryptocurrency separate and apart from the FANING platform, as a method of onboarding and offboarding FP to and from the FANING platform through the Kingdom Wallet. However, on June 22, 2022, the Company entered into a Business Transfer Agreement (the “KDC Agreement”) with Kingdom Coin Holdings, a corporation incorporated in the Cayman Islands (the “KDC Foundation”), pursuant to which the Company transferred all of its KDC to the KDC Foundation, and no longer conducts or controls the operations, issuance, or sales of KDC in order to substantially reduce our involvement with blockchain technologies. This shift in our business plan was undertaken both to protect our users from potential risks associated with speculation in KDC, and because of the recent market and regulatory conditions surrounding cryptocurrency in general. As such, the Company no longer supports or operates Kingdom Wallet, and no longer allows the conversion of FP into KDC (and vice-versa). Neither Hanryu Holdings, nor any of its subsidiaries, have any affiliation with the KDC Foundation.

Additionally, and for the avoidance of doubt, the control person of Plus Meta PTE Ltd., KDC Foundation’s management company, is not an affiliate, and is not in any way related to, any officer, director, or shareholder of the Company. The KDC Foundation does not, has not, and will not coordinate any of its activities with the Company or the Company’s operation of FANING. Further, KDC will not be marketed to FANTOO users.

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

The KDC agreement included contingent earn-out consideration, the fair value of which was estimated on June 22, 2022, as the present value of the expected future contingent receivables which the Company determined using a probability-weighted discounted cash flow model for probabilities of possible future receivables. The Company determined the fair value of contingent consideration as zero on June 22, 2022. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in profit or loss in most circumstances. The Company recorded zero value of the contingent consideration on the accompanying consolidated balance sheets as of December 31, 2024.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 — SHARE CAPITAL

As of December 31, 2024, and December 31, 2023, Global Interactive Technologies’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

As a result, the total number of issued and outstanding shares of Common Stock issued increased from 45,416,942 to 52,808,589. Each holder of Common Stock is entitled to one vote per share at all meetings of stockholders.

On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding Common Stock. As a result, every 20 shares of Common Stock were combined into one share, reducing the total number of issued and outstanding shares from 52,808,589 to 2,640,429. The par value per share was changed from $0.001 to $0.02.

All share and per-share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Legal Matters

As of December 31, 2024, the Company is not subject to any material pending legal proceedings or claims. Previously disclosed legal matters were related to subsidiaries that have since been divested and no longer impact the Company’s operations or financial position.

NOTE 17 — RELATED PARTY TRANSACTIONS

The company conducts transactions with related parties under standard commercial terms and follows appropriate procedures to protect the company’s interests. Below are the related party transaction details as of December 31, 2024, and December 31, 2023.

	December 31, 2024	December 31, 2023
Jaeman Lee, July 1, 2024 through December 23, 2024	$255,286	$—
Hangmuk Shin, July 1, 2024 through December 23, 2024	$94,321	—
Total	$349,607	—

(President)

- On July 1, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 100,000,000 (USD 68,027), and the maturity date is June 30, 2025. The principal and interest will be repaid at maturity.

- On July 8, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 50,000,000 (USD 34,014), and the maturity date is July 7, 2025. The principal and interest will be repaid at maturity.

- On September 23, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,015,000 (USD 691), and the maturity date is September 22, 2025. The principal and interest will be repaid at maturity.

- On September 27, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 100,000,000 (USD 68,027), and the maturity date is September 26, 2025. The principal and interest will be repaid at maturity.

- On October 14, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 50,000,000 (USD 34,014), and the maturity date is October 13, 2025. The principal and interest will be repaid at maturity.

- On October 25, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 4,026,400 (USD 2,739), and the maturity date is October 24, 2025. The principal and interest will be repaid at maturity.

- On October 29, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 5,500,000 (USD 3,742), and the maturity date is October 28, 2025. The principal and interest will be repaid at maturity.

- On November 13, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at a 0% annual interest rate. The principal amount of the loan was KRW 19,655,025 (USD 13,371), and the maturity date is November 12, 2025. The principal will be repaid at maturity.

- On November 20, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 5,000,000 (USD 3,401), and the maturity date is November 19, 2025. The principal and interest will be repaid at maturity.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17 — RELATED PARTY TRANSACTIONS (Cont.)

- On November 26, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 73,800 (USD 50), and the maturity date is November 25, 2025. The principal and interest will be repaid at maturity.

- On December 4, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at a 0% annual interest rate. The principal amount of the loan was KRW 1,000,000 (USD 680), and the maturity date is December 3, 2025. The principal will be repaid at maturity.

- On December 20, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 19,000,000 (USD 12,925), and the maturity date is December 19, 2025. The principal and interest will be repaid at maturity.

- On December 23, 2024, the Company entered into a short-term loan agreement with President Jaman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 20,000,000 (USD 13,605), and the maturity date is December 22, 2025. The principal and interest will be repaid at maturity.

Hangmuk Shin(Global Interactive Technologies’s Largest Shareholder)

- On July 1, 2024, the Company entered into a short-term borrowing agreement with its largest shareholder, Hangmuk Shin, at an interest rate of 4.6%. The principal amount of the loan was KRW 110,000,000 (USD $74,830), and the maturity date is June 30, 2025. The principal and interest will be repaid at maturity.

- On July 2, 2024, the Company repaid KRW 1,000,000 (USD $680) of the loan to Hangmuk Shin.

- On July 5, 2024, the Company entered into another short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 300,000 (USD $204), and the maturity date is July 4, 2025. The principal and interest will be repaid at maturity.

- On September 13, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 10,000 (USD $7), and the maturity date is September 12, 2025. The principal and interest will be repaid at maturity.

- On October 14, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 30,000,000 (USD $20,408), and the maturity date is October 13, 2025. The principal and interest will be repaid at maturity.

- On October 29, 2024, the Company repaid KRW 3,000,000 (USD $2,041) of the loan to Hangmuk Shin.

- On October 31, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 1,000,000 (USD $680), and the maturity date is October 30, 2025. The principal and interest will be repaid at maturity.

- On November 2, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD $34), and the maturity date is November 1, 2025. The principal and interest will be repaid at maturity.

- On November 22, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 150,000 (USD $102), and the maturity date is November 21, 2025. The principal and interest will be repaid at maturity.

- On December 13, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 500,500 (USD $340), and the maturity date is December 12, 2025. The principal and interest will be repaid at maturity.

- On December 17, 2024, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 658,000 (USD $448), and the maturity date is December 16, 2025. The principal and interest will be repaid at maturity.

- On December 23, 2024, the Company repaid KRW 16,763 (USD $11) of the loan to Hangmuk Shin.

Aram Ahn(Director)

On June 26, 2024, the Company entered into a short-term borrowing agreement with outside director Aram Ahn at an interest rate of 0%, and the loan amount of $400 was repaid on September 27, 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 —  DISPOSAL OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

Hanryu Bank Co. Ltd (“HBC”) sold 100% of its shares in FNS Co. Ltd for $733 and Marin Island Co. Ltd for $367 on November 5, 2024, to improve its financial structure. Additionally, Global Interactive Technologies, Inc. (“the Company”) sold 100% of its shares in Hanryu Bank Co. Ltd (“HBC”) for $2,200 on December 28, 2024. From the date of these sales, the three subsidiaries are no longer included in the consolidated financial statements and are classified as discontinued operations. A gain of $18,832,006 was recognized from the disposal of the shares in these three subsidiaries.

The following table outlines the calculation of the gain on disposal related to the sale of the subsidiaries on November 5, 2024, and December 28, 2024.

As of December 28, 2024
Consideration received (sale price)	$3,300

The carrying amount of any noncontrolling interest	—
Net liabilities	11,502,964
foreign exchange difference	894,109
Gain on disposal of subsidiaries	$12,400,373

1. In connection with the deconsolidation of Hanryu Bank Co.Ltd in 2024, the Company reclassified $7,164,430 of Additional Paid-in Capital to Accumulated Deficit, in accordance with ASC 810-10-40. This amount was arouse from group restructuring of the same subsidiary’s equity at the consolidated level, resulting from differences between the subsidiary’s equity structure and the consolidated equity accounts. The reclassification is reflected in the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2024.

2. The gain or loss on the disposal of investments in subsidiaries was calculated based on the difference between the consideration received and the net assets of the subsidiaries. In this process, the net assets of the subsidiaries were translated using the exchange rate as of December 31, 2024, while the gain or loss on disposal was calculated using the average exchange rate for the year 2024. As a result, a foreign exchange difference arose due to the use of different exchange rates. This difference was not recognized separately as a foreign exchange gain or loss, but was included in the gain or loss on disposal.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The financials of the three companies for the years ended December 31, 2024 and December 31, 2023 are as follows.

	December 31, 2024	December 31, 2023
CURRENT ASSETS:	$39,653,805	$17,415,555
Cash and Cash Equivalents	1,408	5,358,142
Short-term loans	26,550,250	3,658,820
Accounts receivable, net of allowance	5,971,432	324,413
Non-trade receivables	24,320	171,893
Prepaid expenses and other receivables	7,106,395	7,902,287
PROPERTY PLANTAND EQUIPMENT, NET	247,188	505,155
Operating lease right-of-use asset	—	1,918,966
Other Asset	216,258	379,735
Total Assets	$40,117,251	$20,219,411

CURRENT LIABILITIES:	$51,620,215	$—
Short-term borrowings	40,248,754	1,589,887
Non-trade accounts payable	8,211,344	2,312,669
Bonds with Warrants	3,061,224	3,489,995
Accrued expenses and other current liabilities	98,893	83,940
Total Liabilities	$51,620,215	$7,476,491
Total Stockholder’s Equity (Deficiency)	$(11,502,964)	$12,742,920

	December 31, 2024	December 31, 2023
Sales	196	827,489
Cost of Revenue	—	79,097
Gross profit (Loss)	$196	$748,392
OPERATING EXPENSES:	1,489,006	10,483,401
OPERATING LOSS	(1,488,810)	(9,735,009)
OTHER INCOME(EXPENSE):	100,492	(2,178,706)

Net loss before taxes	(1,338,318)	(7,556,303)
Income tax expense	—	—
NET INCOME(LOSS)	$(1,338,318)	$(7,556,303)

NOTE 19 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined that the following events occurred after December 31, 2024 and prior to the issuance of these financial statements:

1.	In February 2025, the Company entered into a debt conversion agreement to convert $210,000 of outstanding debt into shares of common stock.

2.	The Company entered into an additional short-term borrowing agreement of $86,666 in the first quarter of 2025 to support working capital needs.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2	Bylaws of Registrant
4.1	Form of Common Stock Certificate
4.3	Description of Registrant’s Securities
10.1	Form of IPO Lock-Up Agreement
10.2	Hanryu Holdings, Inc 2022 Omnibus Equity Incentive Plan
10.3	Employment Agreement by and between Taehoon Kim and Hanryu Holdings,Inc, dated April 1, 2024
10.4	Employment Agreement by and between Juhyon Shin and Hanryu Holdings,Inc, dated April 1, 2024
10.5	Employment Agreement by and between David Gregg and Hanryu Holdings,Inc. dated April 1, 2023
10.6	Business Transfer Agreement, dated June 22, 2022, by and between Hanryu Bank Co., Ltd., and Kingdom Coin Holdings, a corporation incorporated in the Cayman Islands
10.7	Hanryu Holdings, Inc. Subscription Agreement
16.1	Letter from BF Borgers, CPA, PC dated October 25, 2023
21.1	Subsidiaries of Registrant
31.1	Certification of Taehoon Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ju-hyon Shin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Taehoon Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ju-hyon Shin pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2025	Global Interactive Technologies, Inc

	By:	/s/ Taehoon Kim
	Name:	Taehoon Kim
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Taehoon Kim	Interim Chief Executive Officer	April 29, 2025
(Principal Executive Officer)

/s/ Ju-Hyon Shin	Chief Financial Officer	April 29, 2025
(Principal Accounting Officer)

/s/ John. S. Morris	Director	April 29, 2025

/s/ Jay Hyong Woo	Director	April 29, 2025

/s/ Aram Ahn	Director	April 29, 2025

/s/ Amy Shi	Director	April 29, 2025

/s/ Larry Namer	Director	April 29 ,2025