Form 10-Q
period 2025-03-31
Global Interactive Technologies, Inc.
filed 2025-05-20
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GITS	The Nasdaq Capital Market

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

On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its common stock. As a result, the number of issued shares was proportionally reduced, and as of March 31, 2025, a total of 2,940,402 shares of Common Stock (par value $0.001 per share) were issued and outstanding on a post-split basis.

However, the charter amendment to formalize the par value change is scheduled to be approved at the shareholders’ meeting to be held during 2025. Accordingly, references to par value outside the consolidated financial statements reflect the current legal par value of $0.001.

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

●	overall strength and stability of general economic conditions and of the social media platform and content creation industry in the United States and globally;

●	our ability to continue as a going concern;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	changes in consumer demand for, and acceptance of, our services, including our platform, as well as social media platforms in general;

●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●	our expectations regarding our future operating and financial performance;

●	our ability to effectively execute our business plan and continue to expand internationally;

●	our ability to recruit, retain, and motivate skilled personnel, including key members of senior management;

●	changes in the price of equipment, network infrastructure, hosting and maintenance;

●	uncertainties around the successful improvement and modification of our existing applications and development of new products and services, which may require significant expenditures and time;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●	our ability to effectively market our services;

●	costs and risks associated with litigation brought against us;

●	our ability to obtain and protect our existing intellectual property protections, including trademarks and copyrights;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	our ability to maintain the listing of our shares on the Nasdaq Capital Market or any other exchange; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found on Form 10-K/A filed for the year ended December 31, 2024. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2025 and December 31, 2024

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$253	$2,352
Short-term loans receivable, net	338	338
Non-trade receivables	386	297
Total current assets	977	2,987

PROPERTY PLANT AND EQUIPMENT, NET	2,362	2,656
INTANGIBLE ASSETS, NET	4,704,200	4,940,000
OPERATING LEASE RIGHT-OF-USE ASSET	1,406,021	1,458,780
Total Assets	$6,113,560	$6,404,423

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$106,922	$20,436
Short-term loans payable from related parties	174,095	349,607
Non-trade accounts payable	428,124	290,917
Accrued expenses and other current liabilities	11,411	7,379
Total current liabilities	720,552	668,339

Total Liabilities	720,552	668,339
Commitments and contingencies (Note 13)

STOCKHOLDER’SDEFICIT:
Common Stock, $0.02 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 2,940,402 common shares as of March 31, 2025 and Issued and outstanding 2,640,429 common shares as of December 31, 2024	58,808	52,809
Additional paid-in capital	44,455,047	44,251,046
Accumulated deficit	(38,467,982)	(37,901,301)
Accumulated other comprehensive loss	(652,865)	(666,470)
Total Stockholders’ Equity	5,393,008	5,736,084
Total Liabilities and Stockholders’ Equity	$6,113,560	$6,404,423

On January 27, 2025, the Company executed a 1-for-20 reverse stock split, reducing the total issued shares from 52,808,589 to 2,640,402, and adjusted the par value from $0.001 to $0.02 in the consolidated financial statements. However, the charter amendment to formalize the par value change is scheduled to be approved at the shareholders’ meeting to be held during 2025. Accordingly, references to par value outside the consolidated financial statements reflect the current legal par value of $0.001.

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	March 31, 2025	March 31, 2024

Sales	$—	$—
Cost of Revenue	—	—
Gross profit	—	—

Operating cost and expenses	(563,468)	(164,563)

Loss from operations	(563,468)	(164,563)

OTHER INCOME (EXPENSE):
Loss on disposal of tangible assets	—	(24,577)
Interest income (expense), net	(3,256)	24
Gain on foreign currency transactions	53	991
Other expense, net	(10)	—
Net other(expense)/ income	(3,213)	(23,562)
Net Loss from continuing operations before taxes	(566,681)	(188,125)
Income tax expense	—	—
Net loss from continuing operations	(566,681)	(188,125)
Discontinued operations:
Loss from discontinued operations	—	(858,946)
Income tax benefit	—	—
Loss from discontinued operation	—	(858,946)
Net Loss	(566,681)	(1,047,071)
Basic net loss per share:
Loss from continuing operations	(0.20)	(0.07)
Loss from discontinued operations	—	(0.33)
Total basic net loss per share	(0.20)	(0.40)

Diluted net loss per share
Loss from continuing operations	(0.20)	(0.07)
Loss from discontinued operations	—	(0.33)
Total diluted net loss per share	(0.20)	(0.40)

Weighted average number of common shares outstanding:
Basic and Diluted	2,780,402	2,640,402

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	(Deficit)
Balance at December 31, 2023	2,640,402	$52,809	$51,415,476	$(38,893,762)	$493,942	$13,068,465
Currency translation adjustment	—	—	—	—	$(542,705)	$(542,705)
Net loss	—	—	—	$(1,047,071)	—	$(1,047,071)
Balance at March 31, 2024	2,640,402	$52,809	$51,415,476	$(39,940,833)	$(48,763)	$11,478,689
Balance at December 31, 2024	2,640,402	$52,809	$44,251,046	$(37,901,301)	$(666,470)	$5,736,084
Issuance of common stock upon debt conversion at $0.70 per share	300,000	$5,999	$204,001	—	—	$210,000
Currency translation adjustment	—	—	—	—	$13,605	$13,605
Net loss	—	—	—	$(566,681)	—	$(566,681)
Balance at March 31, 2025	2,940,402	$58,808	$44,455,047	$(38,467,982)	$(652,865)	$5,393,008

On January 27, 2025, the Company executed a 1-for-20 reverse stock split, reducing the total issued shares from 52,808,589 to 2,640,402, and adjusted the par value from $0.001 to $0.02 in the consolidated financial statements. However, the charter amendment to formalize the par value change is scheduled to be approved at the shareholders’ meeting to be held during 2025. Accordingly, references to par value outside the consolidated financial statements reflect the current legal par value of $0.001.

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(566,681)	$(188,125)

Depreciation	303	4,712
Loss on disposal of tangible assets	—	24,577
Amortization of right-of-use asset	56,777	—
Amortization of intangible assets	249,948	—
Non-trade receivable	(89)	(20,799)
Prepaid expenses and other current assets	(2,116)	(26,718)
Non-trade payable	159,360	(54,481)
Accrued expenses and other current liabilities	6,168	—
Net cash used in operating activities of continuing operations	(96,330)	(260,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	—	20,056
Proceeds from the sale of property, plant, and equipment	—	86,346
Net cash (used in) provided by investing activities of continuing operations	—	106,402

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	86,438	—
Proceeds from short-term loan payable from related parties	28,229	—
Repayment of short-term loan payable from related parties	(7)	—
Net cash provided by financing activities of continuing operations	114,660	—
Net change in cash – continued operations	18,330	(154,432)

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(141,220)
Net cash used in investing activities of discontinued operations	—	(5,395,328)
Net cash used in financing activities of discontinued operations	—	432,835
Net change in cash – discontinued operations	—	(5,103,713)

Cash beginning of the year- continued operations	2,352	69,688
Cash beginning of the year - discontinued operations	—	5,358,142
Beginning cash	2,352	5,427,830

Cash end of the year – continued operations	253	6,606
Cash end of the year - discontinued operations	—	3,390
Ending cash	253	9,996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,330	(5,258,145)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20,429)	(159,689)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,352	5,427,830
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$253	$9,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	(3,256)	6,281
Less Cash receipt for interest - discontinued operations	—
Cash receipt (paid) for interest – continued operations	$(3,256)	$6,281
Cash receipt (paid) during the period for interest	$(3,256)	$6,281

Supplemental disclosure of non-cash investing and financing activities:
Offsetting borrowings by converting short-term loans into 300,000 shares of common stock.	210,000	—
Total	$210,000	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	March 31, 2025	March 31, 2024
NET LOSS	$(566,681)	$(1,047,071)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	13,605	(542,705)
COMPREHENSIVE LOSS	$(553,076)	$(1,589,776)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Global Interactive Technologies, Inc. is a corporation incorporated in the State of Delaware (together with its subsidiaries, collectively, “GITS”, the “Company”, “we”, “us”, or “our”), and in 2024, we acquired 100% ownership of our subsidiary, Faning Korea, LLC. We aim to become a leading company in the global Korean entertainment market, also known as “Hanryu” or “K-Culture,” through our fan-participation-based social media platform, FANING. The FANING platform is an all-in-one global playground where fans around the world can consume, create, and get rewarded for content related to their interests, and connect with other like-minded fans.

Corporate History

Since the inception of Global Interactive Technologies, Inc in 2018, we have accomplished a number of key objectives, as follows:

Date	Event/Milestone
October 18, 2018	HBC is incorporated under the laws of the ROK with the idea of creating an all-in-one product to capture the growing global momentum and popularity of K-Culture.

October 29, 2020	HBC establishes FNS Co., Ltd (“FNS”). and begins the initial stages of designing and implementing a platform that can create a fandom networking system.

March 11, 2021	HBC establishes Hanryu Times Co., Ltd (“Hanryu Times”). Hanryu Times begins operations as HBC’s media outlet, reporting on and providing up-to-date K-Culture news within the FANTOO platform, across a number of languages, including English, Japanese, Chinese (simplified/traditional), Indonesian, Spanish, Russian, and Portuguese.

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

May 17, 2021	The FANTOO platform is launched and made available to the public.

June 30, 2021	HBC enters into an agreement to acquire all the issued and outstanding common shares of Marine Island (the “Marine Island Acquisition”), which owns the right to use and occupy 19,200 square-feet of office space within the iconic Seoul Marina, located at 160 Yeouiseo-ro, Yeungdeungpo-gu, Seoul, Korea (the “Seoul Marina”) from Sewang Co., Ltd. (“Sewang”), for the purchase price of 3,500,000,000 Korean Won (“KRW”), along with the assumption of all Marine Island’s liabilities.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

August 30, 2021	HBC establishes Fantoo Entertainment Co.,Ltd (“Fantoo Entertainment”). Fantoo Entertainment provides a variety of content to the Company’s FANTOO platform, which contributes to the spread of the Korean Wave by promoting new entertainers and artists.

October 3, 2021	HBC consummates the Marine Island Acquisition, making it the owner of 100% of the issued and outstanding common shares of Marine Island.

October 3, 2021

HBC consummates a strategic acquisition of 50.8% of the outstanding common shares of K-Commerce Co.,Ltd(“K-Commerce). In consideration for the shares of K-Commerce, HBC forgave a short-term loan of $270,530 (KRW 309,600,000) owed to HBC by K-Commerce.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

June 16, 2022	Hanryu Holdings, HBC, the HBC Shareholders, and the HBC Warrantholders consummate the Share Exchange and Warrant Exchange concurrently, pursuant to which HBC became a wholly owned subsidiary of the Company, and the HBC Stockholders and HBC Warrantholders, collectively, acquired a controlling interest in the Company.

June 22, 2022	The Company divests itself of all Kingdom Coin (“KDC”) holdings and terminates all crypto-currency-related activity, including, without limitation, the operation of the MainNet (FandomChain) and the Kingdom Wallet, pursuant to a Business Transfer Agreement (the “Divestiture Agreement”) between HBC and an unaffiliated and unrelated third party, Kingdom Coin Holdings, a Cayman Islands Foundation Company (the “KDC Foundation”) (the “KDC Divestiture”), to substantially reduce its involvement with blockchain technologies. Pursuant to the Divestiture Agreement, as of June 22, 2022, the Company no longer owns any KDC, and no longer conducts or controls the operations, issuances, or sales of KDC. In connection with the KDC Divestiture, the Company revised its procedures regarding FP and no longer allows, nor has the technology to allow, for the transfer of FP outside of the FANTOO platform or the exchange of FP and KDC

August 1, 2023	The shares of the Company are listed on that Nasdaq Capital Market.

December 28, 2023	HBC sold owned whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, so the business from the three companies became the discontinued operations.

November 5, 2024	HBC sold its 100% ownership interests in its subsidiaries, FNS Co., Ltd. and Marine Island Co., Ltd., in order to improve its financial structure.

December 4, 2024	We acquired 100% ownership of Faning Korea, LLC to pursue a new business aimed at improving profitability.

December 28, 2024	We sold 100% of our ownership interest in Hanryu Bank Co., Ltd. (“HBC”), our wholly owned subsidiary, to improve our financial structure.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Going Concern

As of March 31, 2025, the Company had an accumulated deficit of $38,467,982 and a working capital deficiency of $(719,575). In addition, the Company incurred an operating loss of $566,681 for the period ended March 31, 2025.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern beyond the issuance date of these financial statements. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements do not include any adjustments that might result from the Company’s potential inability to continue as a going concern, including potential effects on the recoverability and classification of assets or the amounts and classification of liabilities.

The Company carried out updates to diversify revenue streams within its primary income source, the FANING platform, over several months and launched the newly revamped FANING platform in April 2025. The revamped FANING platform has been restructured with a user-centric approach and is designed to focus on achieving profitability. In addition, through its subsidiary, Faning Korea, LLC, the Company plans to pursue K-Food products and entertainment business ventures. Furthermore, to secure additional working capital, the Company intends to proceed with a capital increase and borrowings. However, there can be no assurance as to the outcome of these plans or that future financing efforts will generate sufficient capital to sustain the Company’s operations.

As of March 31, 2025, the Company had an accumulated deficit of $38,467,982 and a working capital deficiency of $(719,575). In addition, the Company incurred an operating loss of $563,468 for the period ended March 31, 2025.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment assessment on goodwill as of December 31 of each fiscal year. As of December 31, 2024, the Company performed an impairment assessment and fully impaired goodwill in the amount of $94,264, recognizing it as an impairment loss on intangible assets.

Intangible Assets

Intangible assets acquired separately are recorded at cost, and those acquired in a business combination are recognized at fair value as of the acquisition date. The Company’s intangible assets primarily consist of trademarks, customer relationships, and software, which are amortized on a straight-line basis over their estimated useful life of 5 years. The Company reviews the recoverability of its intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2024, the Company performed an impairment assessment and no impairment was recognized.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s consolidated balance sheet as of March 31, 2025 and December 31, 2024. During the periods ended March 31, 2025, there was a fluctuation in the exchange rates ranging from KRW 1,470.00/USD $1 to KRW 1,466.50/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company exceed the federal insurance limit as of March 31, 2025.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an Allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its Allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company does not have any off-balance-sheet credit exposure related to its customers.

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an Allowance for credit losses for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its Allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has no allowance for credit losses as of March 31, 2025, and has set an allowance for credit losses of $16,179,823 in full as of December 31, 2024, related to the loan balance from the sale of subsidiaries. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the Periods ended March 31, 2025 and March 31, 2024, the Company recognized product sales revenue amounting to $0 and $0. Revenue is derived at the point in time when merchandise is sold and shipped or delivered to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the Company records all advertising revenue as a net basis, and other revenues are recorded as a gross basis, and the revenues as a gross basis for the periods ended March 31, 2025 and March 31, 2024 are $0 and $0. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis. The Company did not record revenue amounts as it classified the subsidiaries, from which past revenue was generated, as discontinued operations following their sale in 2024.

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

The Company evaluates property and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property and equipment asset impairment charges recorded during the year ended March 31, 2025, and the year ended December 31, 2024.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no significant long-lived assets impairment charges recorded during the year ended March 31, 2025 and the year ended March 31, 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. As of March 31, 2025 and December 31, 2024, there were no outstanding accounts receivable balances. The Company believes that the credit risk related to accounts receivable is manageable and controllable as of March 31, 2025 and December 31, 2024. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the Periods ended March 31, 2025 and 2024, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of March 31, 2025 and December 31, 2024.

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

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of March 31, 2025 and December 31, 2024, and the interest income from short-term loan receivables is $0 and $0 for the three months ended March 31, 2025 and March 31, 2024.

	Interest Rate	March 31, 2025	December 31, 2024
LA PRIMERA CAPITAL INVESTMENTS	0%	$30,000	$30,000
AMERIDGE CORPORATION	0.1%	11,000	11,000
HANRYU BANK CO.LTD	0%	14,721,901	14,721,901
FNS CO.LTD	0%	250,332	250,332
Due to exchange rate fluctuations		1,166,928	1,166,928
Sub Total		16,180,161	16,180,161
(-)Allowance for credit losses		(16,179,823)	(16,179,823)
Total short-term loans		$338	$338

*	For the fiscal year ended December 31, 2024, the Company wrote off short-term loan receivables in the amount of $16,179,823, based on the fact that more than six months had passed since the loan due dates and after assessing the recoverability of the amounts. Hanryu Bank Co. Ltd. and FNS Co. Ltd. were excluded from the consolidated subsidiaries as of 2024 due to the sale of all their shares.

*	Allowance for credit losses related to short-term loan receivables denominated in foreign currencies was recognized. The bad debt expense presented in the statement of operations was translated using the average exchange rate, while the allowance balance in the balance sheet was translated using the closing exchange rate. The difference between these amounts arises from exchange rate fluctuations and does not represent an actual change in the amount of credit loss or additional provision.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 4 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	March 31, 2025	December 31, 2024
Fixtures	$5,580	$5,567
Less accumulated depreciation	(3,218)	(2,911)
Property plant and equipment, net	$2,362	$2,656

Total depreciation expense for the three months ended March 31, 2025 and 2024 are $303 and $4,712 Depreciation expense is reflected in operating cost and expenses in the Condensed Consolidated statements of operations.

NOTE 5 — SOFTWARE

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

	March 31, 2025	December 31, 2024
Acquisition cost	$4,940,000	$4,940,000
Less Accumulated amortization	(249,948)	(—)
Due to exchange rate fluctuations	14,148	—
Net book value	$4,704,200	$4,940,000

The Company regularly evaluates the recoverability of its software assets. As of March 31, 2025, and December 31, 2024, based on the recoverability analysis, no impairment of the software assets was deemed necessary.

The accumulated amortization and amortization expense related to the software are reported in foreign currency and have been affected by exchange rate fluctuations. The accumulated amortization is reported using the closing exchange rate, while the amortization expense is calculated using the average exchange rate. As a result, differences arising from exchange rate fluctuations occurred. These differences do not reflect an actual change in the value of the asset or additional amortization expense, but rather reflect the impact of exchange rate fluctuations.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
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

In December 2024, the Company sold its entire equity interest in Hanryu Bank Co., Ltd. (“HBC”), a subsidiary that held the rent-free rights to the Seoul Marina building. However, through an asset transfer agreement between the Company and HBC, the Company acquired the rent-free rights to the Seoul Marina building. The transfer amount was based on the net book value of the ROU asset as of the contract date and was offset against the Company’s outstanding loan receivable. As of March 31, 2025 and December 31, 2024, the carrying amounts of the ROU asset were $1,406,021 and $1,458,780, respectively. Lease cost is $56,777 for the three months ended March 31, 2025.

NOTE 7 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of March 31, 2025 and December 31, 2024.

	Interest Rate	March 31, 2025	December 31, 2024
Mijung Oh	0%	5,256	5,436
Changhyuk Kang	0%	15,000	15,000
PIXELARC, LLC	8.0%	86,666	—
Total short-term loan payables		$106,922	$20,436

The Company recognized interest expense of $490 and $0 for the periods ended March 31, 2025 and March 31, 2024, respectively.

As of March 31, 2025, the balance of short-term borrowings includes amounts borrowed in Korean Won, which have been converted into U.S. dollars using the exchange rate as of March 31, 2025 (e.g., 1 USD = 1,466.50 KRW). This may result in differences due to fluctuations in the exchange rate.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 8 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information regarding short-term loan payables from related parties as of March 31, 2025 and December 31, 2024. Taehoon Lee is the Company’s CEO, Jaman Lee is the Company’s President, and Hangmuk Shin is the largest shareholder of Global Interactive Technologies, Inc.

	March 31, 2025	December 31, 2024
Taehoon Kim	$569	$—
Jaeman Lee	76,657	255,286
Hangmuk Shin	96,869	94,321
Total	$174,095	349,607

As of March 31, 2025, the interest rate on the loan payables is 4.6% per annum, and the total interest accrued amounts to $2,766. There are no other financial covenants.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized in the table below.

March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of March 31, 2025 and December 31, 2024.

NOTE 10 — SIGNIFICANT NON-CASH TRANSACTION

The company engaged in the following significant non-cash investing and financing activities for the three months ended March 31, 2025 and March 31, 2024.

	March 31, 2025	March 31, 2024
Offsetting borrowings by converting short-term loans into 300,000 shares of common stock	$210,000	$—
Total	$210,000	$—

For the three months ended March 31, 2025, the conversion of short-term loan payables to equity amounted to $210,000, which reflected the issuance of 300,000 shares of common stock and a decrease of $210,000 in short-term loan payables.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 11 — SHARE CAPITAL

As of March 31, 2025 and December 31, 2024, Global Interactive Technologies’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. (On January 27, 2025, the Company executed a 1-for-20 reverse stock split, reducing the total issued shares from 52,808,589 to 2,640,402, and adjusted the par value from $0.001 to $0.02 in the consolidated financial statements. However, the charter amendment to formalize the par value change is scheduled to be approved at the shareholders’ meeting to be held during 2025. Accordingly, references to par value outside the consolidated financial statements reflect the current legal par value of $0.001.)

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 11 — SHARE CAPITAL (cont.)

On January 27, 2025, the Company implemented a 1-for-20 reverse stock split. As a result, the total number of issued shares decreased from 52,808,589 to 2,640,402.

On February 17, 2025, the Company converted a loan of $210,000 into equity by issuing 300,000 shares of common stock. As a result, the total number of issued shares increased to 2,940,402. Each holder of common stock is entitled to one vote per share at all meetings of stockholders.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Matters

As of March 31, 2025, the Company is not subject to any material pending legal proceedings or claims. Previously disclosed legal matters were related to subsidiaries that have since been divested and no longer impact the Company’s operations or financial position.

NOTE 13 — RELATED PARTY TRANSACTIONS

The company conducts transactions with related parties under standard commercial terms and follows appropriate procedures to protect the company’s interests. Below are the related party transaction details as of March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Taehoon Kim	$569	$—
Jaeman Lee	76,657	255,286
Hangmuk Shin	96,869	94,321
Total	$174,095	349,607

Taehoon Kim(CEO)

- On January 8, 2025, the Company entered into a short-term loan agreement with Taehoon Kim with a principal amount of $569 and an interest rate of 0%. The maturity date is January 7, 2026, and the loan is scheduled to be repaid in full at maturity.

Jaeman Lee(President)

- The Company entered into a short-term loan agreement with President Jaeman Lee for the period from July 1, 2024, to December 31, 2024, and the outstanding loan balance as of December 31, 2024, was $255,286

(The loan was partially deposited in KRW, which may result in a slight difference in the loan amount when converted to USD due to exchange rate fluctuations.)

- On February 4, 2025, the Company entered into a short-term loan agreement with Jaeman Lee for a principal amount of $4,773 (KRW 7,000,000) at an interest rate of 4.6%. The maturity date is February 3, 2026, and the principal and interest are scheduled to be repaid at maturity.

- On February 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee for a principal amount of $21,000 at an interest rate of 0%. The maturity date is February 6, 2026, and the loan is scheduled to be repaid at maturity.

- On February 17, 2025, Jaeman Lee, with the Company’s consent, transferred the Company’s loan of $210,000 (KRW 300,000,000) to Evan Trust

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 13 — RELATED PARTY TRANSACTIONS (cont.)

- On March 5, 2025, the Company entered into a short-term loan agreement with Jaeman Lee for a principal amount of $682 (KRW 1,000,000) at an interest rate of 4.6%. The maturity date is March 4, 2026, and the principal and interest are scheduled to be repaid at maturity.

Hangmuk Shin(Global Interactive Technologies’s Largest Shareholder)

- The Company entered into a short-term loan agreement with Hangmuk Shin for the period from July 1, 2024, to December 31, 2024, and the outstanding loan balance as of December 31, 2024, was $94,321

(The loan was partially deposited in KRW, which may result in a slight difference in the loan amount when converted to USD due to exchange rate fluctuations.)

- On January 14, 2025, the Company entered into a short-term loan agreement with Hangmuk Shin for a principal amount of $2,250 (KRW 3,300,000) at an interest rate of 4.6%. The maturity date is January 13, 2026, and the principal and interest are scheduled to be repaid at maturity.

- On March 6, 2025, the Company entered into a short-term loan agreement with Hangmuk Shin for a principal amount of $4 (KRW 6,500) at an interest rate of 4.6%. The maturity date is March 5, 2026, and the principal and interest are scheduled to be repaid at maturity.

On March 24, 2025, the Company entered into a short-term loan agreement with Hangmuk Shin for a principal amount of $34 (KRW 50,000) at an interest rate of 4.6%. The maturity date is March 23, 2026, and the principal and interest are scheduled to be repaid at maturity.

On March 26, 2025, the Company entered into a short-term loan agreement with Hangmuk Shin for a principal amount of $34 (KRW 50,000) at an interest rate of 4.6%. The maturity date is March 25, 2026, and the principal and interest are scheduled to be repaid at maturity.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 14 —  DISPOSAL OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 14 —  DISPOSAL OF SUBSIDIARIES AND DISCONTINUED OPERATIONS (cont.)

The financials of the three companies for the years ended December 31, 2024 are as follows.

December 31, 2024
CURRENT ASSETS:	$39,653,805
Cash and Cash Equivalents	1,408
Short-term loans	26,550,250
Accounts receivable, net of allowance	5,971,432
Non-trade receivables	24,320
Prepaid expenses and other receivables	7,106,395
PROPERTY PLANTAND EQUIPMENT, NET	247,188
Operating lease right-of-use asset	—
Other Asset	216,258
Total Assets	$40,117,251

CURRENT LIABILITIES:	$51,620,215
Short-term borrowings	40,248,754
Non-trade accounts payable	8,211,344
Bonds with Warrants	3,061,224
Accrued expenses and other current liabilities	98,893
Total Liabilities	$51,620,215
Total Stockholder’s Equity (Deficiency)	$(11,502,964)

December 31, 2024
Sales	196
Cost of Revenue	—
Gross profit (Loss)	$196
OPERATING EXPENSES:	1,489,006
OPERATING LOSS	(1,488,810)
OTHER INCOME(EXPENSE):	100,492

Net loss before taxes	(1,338,318)
Income tax expense	—
NET INCOME(LOSS)	$(1,338,318)

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined that the following events occurred after March 31, 2025 and prior to the issuance of these financial statements:

- The Company entered into a short-term borrowing agreement of KRW 500,000,000 (approximately USD $350,404) on May 2, 2025, to support working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included on in our Annual Report on Form 10-K for the year ending December 31, 2024. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2024.

Overview

Global Interactive Technologies, Inc. (together with its subsidiaries, collectively, the “Company”, “we”, “us”, or “our”), a Delaware corporation formerly known as Hanryu Holdings, Inc., is a technology-driven platform company connecting global fans of Korean culture through innovative digital experiences. The Company operates Faning, a comprehensive interactive platform designed to facilitate content discovery, monetization, user-generated content, and deep community engagement among global fandom communities. The Company focuses on leveraging technology to expand Korean culture (Hallyu) beyond traditional K-Pop, spanning digital media, entertainment, and interactive platform services.

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

Corporate Structure and Subsidiaries

As of March 31, 2025, the Company’s primary operating subsidiary is Faning Korea, LLC, a wholly-owned subsidiary based in Seoul, Republic of Korea (“Faning Korea”). Faning Korea oversees the development, maintenance, and operation of the Faning application and related web services.

Throughout 2024, the Company restructured its subsidiaries, including the divestiture of Hanryu Bank on December 28, 2024, and FNS and Marine Island on November 5, 2024. Faning Korea was acquired on December 4, 2024.

Our Business Model and Growth Strategies

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

Components of Results of Operations

Revenue

We anticipate that our primary source of revenue will be generated from FANING platform operations.

To diversify the revenue streams within our primary income source, the FANING platform, we carried out updates over several months. As a result, the newly revamped FANING platform was launched in April 2025. Accordingly, we expect revenue to begin generating from May 2025. In addition, we anticipate that revenue from goods and K-Food products will also begin to be generated in the first half of the year.

We expect that our primary sources of revenue on the FANING platform will be derived from (i) direct sales and (ii) commissions from user-to-user sales. We started generating revenue from FANING platform.

(i) Direct Sales We started generating direct sales revenue through: (i) original content sales, such as FANING produced web series that can be purchased by users on our platform or licensed to distributors; (ii) e-commerce goods through FANING’s Fanshop, which sells items such as the latest fandom goods and upcoming concert tickets; and (iii) advertising sales, including banner placements, splash advertising, pop-up advertisements within the platform, in-platform promotions, and branded content productions. For advertising sales, we act as an agent in arranging third-party promotions to our users. Our business model provides for the distribution of a percentage of our advertising revenue to FANING users in the form of FP as incentives for certain activities within the FANING platform. Users can then spend FP within the FANING platform to purchase goods and/or services, either directly from us or from other users.

(ii) User-to-User Commissions We intend to generate commissions on user-to-user transactions when FANING users sell their own products, content, and services to other users. Users can sell: (i) items they have created or produced such as emojis, online stickers, web novels, and webtoons; and (ii) tangible goods or other non-FANING platform based fandom items, such as concert tickets. For each sale by a user of content and non-tangible goods, we intend to collect a percentage of the gross purchase price. For sales of tangible goods and non-FANING platform based fandom goods, transactions are processed through a secure escrow account, for which we will receive a commission based upon the aggregate purchase price of the transaction.

Revenue from retail sales is generated through services offering a wide variety of products for purchase. Although we have generated limited revenue from such services in the past, we expect to earn more steady revenue from this business model starting in May 2025.

Revenue from marketing services is generated by other subsidiaries of the Company, such as Faning Korea, and includes various activities such as creating and distributing flyers, hosting events and giveaways, producing advertisement videos, and more. Although we have generated limited revenue from such services in the past, we expect to earn more steady revenue from this business model starting in May 2025.

Revenue from news agency content sales is generated by providing news articles and original content to other third-party media outlets. Although we have generated a de minimis amount of revenue from such services in the past, we expect to earn more steady revenue from this business model starting in May 2025.

As we continue to diversify our product and service offerings, we anticipate additional revenue streams, including Our entertainment agency business supports influencers in expanding their influence both inside and outside the FANING platform. As each influencer’s influence grows, we expect to monetize their status through advertising agreements or performance-based contracts. We anticipate generating revenue from this business model starting in May 2025.

We expect to begin generating revenue from our entertainment agency business starting in May 2025. However, there can be no assurance that we will be able to successfully launch such affiliated businesses, or that they will be successful even if launched.

Cost of Revenue

Cost of revenue consists primarily of service costs, hosting costs, and production costs such as advertising costs, down payments, and royalty payments to artists under entertainment contracts for original FANING platform content, such as web series and concerts. We expect that cost of revenue will increase proportionately with the growth of the user base for the FANING platform.

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

Research and Development Expense

Research and development expense includes costs to maintain and develop the FANING platform. Costs incurred for research and product development are expensed as incurred and include salaries, taxes and benefits, contracting, and travel expense related to research and development.

General and Administrative Expense

General and administrative expense consists primarily of personnel-related costs, including salaries and benefits, non-cash stock compensation expense, equipment expense, office and facilities costs, legal, accounting and other professional fees, public relations costs and other corporate and administrative costs.

Results of Operations

Three months Ended March 31, 2025 Compared to three months ended March 31, 2024

The following table sets forth a summary of our statements of operations for the three months ended March 31,2025 and 2024:

	Three months ended
	March 31,		Increase / (Decrease)
	2025	2024	$	%
Revenue	$—	$—	$—	—%
Cost of Revenue	—	—	—	—
Gross Profit	—	—	—	—%

Operating Expense
Marketing and advertising expense	—	—	$—	—%
Research and Development	—	—	$—	—%
General and administrative expense	563,468	164,563	$398,905	242%
Loss from operations	(563,468)	(164,563)	$398,905	242%

Net Other(expense)/ Income	(3,213)	(23,562)	$(20,349)	(86)%
Loss from discontinued operations	—	(858,946)	(858,946)	(100)%
Net Loss	$(566,681)	$(1,047,071)	$(480,390)	(46)%

1. During the fiscal year 2024, the Company underwent a restructuring process, which included replacing the management team that had been operating the Company ineffectively and divesting financially distressed subsidiaries. As a result, no revenue was generated during the fiscal quarter ended March 31, 2025. In addition, revenue for the comparative period ended March 31, 2024, was reclassified as discontinued operations following the divestiture of subsidiaries in 2024, and therefore, no revenue was recognized from continuing operations.

2. The operating loss for the first quarter of 2025 was $563,468, representing a 45% decrease compared to an operating loss of $1,023,569 in the first quarter of 2024 (which included (i) a loss from continuing operations of $164,563 and (ii) a loss from discontinued operations of $858,946). The primary reason for this decrease was the workforce reduction and the sale of subsidiaries in 2024.

3. Starting in the second quarter of 2025, the Company expects to generate revenue from the newly updated FANING platform, which was relaunched in April 2025. Additionally, revenue is expected from the sales of goods and K-Food products, gradually improving profitability. The cost-saving effects of the 2024 restructuring are also expected to contribute to improved financial stability.

Liquidity and Going Concern

As of March 31, 2025, the Company had an accumulated deficit of $38,467,982 and a working capital deficiency of $(719,575). As of December 31, 2024, the accumulated deficit was $37,901,301 and the working capital deficiency was $(665,352). In addition, the Company incurred operating losses of $566,681 and $1,047,071 for the periods ended March 31, 2025 and March 31, 2024, respectively. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern beyond the issuance date of these financial statements. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements do not include any adjustments that might result from the Company’s potential inability to continue as a going concern, including potential effects on the recoverability and classification of assets or the amounts and classification of liabilities.

The Company carried out updates to diversify revenue streams within its primary income source, the FANING platform, over several months and launched the newly revamped FANING platform in April 2025. The revamped FANING platform has been restructured with a user-centric approach and is designed to focus on achieving profitability. In addition, through its subsidiary, Faning Korea, LLC, the Company plans to pursue K-Food products and entertainment business ventures. Furthermore, to secure additional working capital, the Company intends to proceed with a capital increase and borrowings. However, there can be no assurance as to the outcome of these plans or that future financing efforts will generate sufficient capital to sustain the Company’s operations.

Contractual Obligations

We have no contractual obligations as of March 31, 2025.

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

Translational

Our functional and reporting currency is the U.S. Dollar (USD). The local and functional currency of our subsidiary, Faning Korea, LLC, is the Korean Won (KRW). The subsidiary’s assets and liabilities are translated into USD at the exchange rate in effect at the end of the reporting period, and its revenues and expenses are translated using the average exchange rate in effect during the period. The assets and liabilities of the subsidiary are translated into USD at the exchange rate in effect at the end of each period, and revenues and expenses are translated using average rates that approximate those in effect during the respective period. As a result, the value of these items in the condensed consolidated financial statements related to non-USD-denominated operations is affected by changes in the value of the USD, even if their value has not changed in the original currency. For example, a stronger USD will reduce the reported operating results of non-USD-denominated operations, while a weaker USD will increase the reported operating results of non-USD-denominated operations.

At this time, we do not invest in derivatives or other financial instruments to hedge foreign currency risk. However, we may consider such hedging activities in the future. It is difficult to predict the impact that such hedging activities would have on our results of operations.

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

As of March 31, 2025, FANING had over 26.6 million registered users globally. The platform is positioned to capitalize on the global rise in K-Culture fandom, now exceeding 229 million fans in 119 countries.

Recent Accounting Pronouncements

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

Relaxed Ongoing Reporting Requirements

We an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under “Exchange Act”), as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2025, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2025, the Company is not subject to any material pending legal proceedings or claims. Previously disclosed legal matters were related to subsidiaries that have since been divested and no longer impact the Company’s operations or financial position.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 18, 2025, Global Interactive Technologies, Inc., a Delaware corporation (the “Company”), entered into that certain Debt Conversion Agreement (the “Debt Conversion Agreement”) with Evan Trust, a trust, for which, Amy Shi, a director of the Company, serves as the trustee (the “Trust”). Pursuant to the Debt Conversion Agreement, the Company and the Trust agreed to convert certain debt in the amount of $210,000 owed by the Company to the Trust, into 300,000 shares of the Company’s Common Stock. The transaction was conducted pursuant to Regulation S under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Global Interactive Technologies, Inc

Signature	Title	Date

/s/ Taehoon Kim	Interim Chief Executive Officer	May 20, 2025
Taehoon Kim	(Principal Executive Officer)

/s/ Juhyon Shin	Chief Financial Officer	May 20, 2025
Juhyon Shin	(Principal Financial and Accounting Officer)