Form 10-Q
period 2025-06-30
Global Interactive Technologies, Inc.
filed 2025-08-15
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission File Number: 001-41763

Global Interactive Technologies, Inc.

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

As of August 14, 2025, a total of 3,548,825 shares of Common Stock (par value $0.001 per share) were issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$10,883	$2,352
Short-term loans receivable, net	366	338
Accounts receivable, net of allowance	29	—
Non-trade receivables	14,518	297
Total current assets	25,796	2,987

PROPERTY PLANT AND EQUIPMENT, NET	2,229	2,656
INTANGIBLE ASSETS, NET	4,818,357	4,940,000
OPERATING LEASE RIGHT-OF-USE ASSET	1,459,342	1,458,780
Total Assets	$6,305,724	$6,404,423

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$108,601	$275,722
Short-term loans payable from related parties	617	94,321
Non-trade accounts payable	394,862	290,917
Accrued expenses and other current liabilities	11,602	7,379
Total current liabilities	515,682	668,339

Total Liabilities	515,682	668,339
Commitments and contingencies (Note 12)
STOCKHOLDER’SDEFICIT:
Common Stock, $0.02 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 3,548,825 common shares as of June 30, 2025 and Issued and outstanding 2,640,429 common shares as of December 31, 2024	70,977	52,809
Additional paid-in capital	45,071,398	44,251,046
Accumulated deficit	(39,146,031)	(37,901,301)
Accumulated other comprehensive loss	(206,302)	(666,470)
Total Stockholders’ Equity	5,790,042	5,736,084
Total Liabilities and Stockholders’ Equity	$6,305,724	$6,404,423

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

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Sales	$29	$—	$29	$—
Cost of Revenue	—	—	—	—
Gross profit	29	—	29	—

Operating cost and expenses	(1,240,428)	(499,680)	(676,960)	(335,117)

Loss from operations	(1,240,399)	(499,680)	(676,931)	(335,117)

OTHER INCOME (EXPENSE):
Loss on disposal of tangible assets	—	(24,194)	—	383
Interest income (expense), net	(5,840)	31	(2,584)	7
Gain (loss) on foreign currency transactions	1,911	4,631	1,858	3,640
Other expense, net	(402)	—	(392)	—
Net other income(loss)	(4,331)	(19,532)	(1,118)	4,030
Net Loss from continuing operations before taxes	(1,244,730)	(519,212)	(678,049)	(331,087)
Net loss from continuing operations	(1,244,730)	(519,212)	(678,049)	(331,087)
Discontinued operations:
Loss from discontinued operation	—	(1,089,759)	—	(230,813)
Net Loss	(1,244,730)	(1,608,971)	(678,049)	(561,900)
Basic net loss per share:
Loss from continuing operations	(0.41)	(0.20)	(0.22)	(0.13)
Loss from discontinued operations	—	(0.41)	—	(0.09)
Total basic net loss per share	(0.41)	(0.61)	(0.01)	(0.21)
Diluted net loss per share
Loss from continuing operations	(0.41)	(0.20)	(0.22)	(0.12)
Loss from discontinued operations	—	(0.41)	—	(0.09)
Total diluted net loss per share	(0.41)	(0.61)	(0.22)	(0.21)

Weighted average number of common shares outstanding:
Basic and Diluted	3,024,647	2,640,402	3,024,647	2,640,402

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in and Other	Accumulated	Accumulated other Comprehensive	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	(Deficit)
Balance at December 31, 2023	2,640,402	$52,809	$51,415,476	$(38,893,762)	$493,942	$13,068,465
Currency translation adjustment	—	$—	$—	$—	$(542,705)	$(542,705)
Net loss	—	$—	$—	$(1,047,071)	$—	$(1,047,071)
Balance at March 31, 2024	2,640,402	$52,809	$51,415,476	$(39,940,833)	$(48,763)	$11,478,689
Currency translation adjustment	—	$—	—	—	$(350,151)	$(350,151)
Net loss	—	$—	—	(561,900)	—	$(561,900)
Balance at June 30, 2024	2,640,402	$52,809	$51,415,476	$(40,502,733)	$(398,914)	$10,566,638
Balance at December 31, 2024	2,640,402	$52,809	$44,251,046	$(37,901,301)	$(666,470)	$5,736,084
Issuance of common stock upon debt conversion at $0.70 per share	300,000	$5,999	$204,001	$—	$—	$210,000
Currency translation adjustment	—	$—	$—	$—	$13,605	$13,605
Net loss	—	$—	$—	$(566,681)	$—	$(566,681)
Balance at March 31, 2025	2,940,402	$58,808	$44,455,047	$(38,467,982)	$(652,865)	$5,393,008
Issuance of common stock upon debt conversion at $0.70 per share	246,666	$4,934	$167,732	$—	$—	$172,666
Issuance of common stock upon debt conversion at $1.19 per share	90,123	$1,802	$103,642	$—	$—	$105,444
Issuance of common stock upon debt conversion at $1.27 per share	271,634	$5,433	$344,977	$—	$—	$350,410
Currency translation adjustment	—	—	—	$—	$446,563	$446,563
Net loss	—	—	—	$(678,049)	$—	$(678,049)
Balance at June 30, 2025	3,548,825	$70,977	$45,071,398	$(39,146,031)	$(206,302)	$5,790,042

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

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,244,730)	$(519,212)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	616	5,232
Loss on disposal of tangible assets	—	24,194
Amortization of right-of-use asset	115,519	—
Amortization of intangible assets	508,551	—
Changes in operating assets and liabilities:
Accounts receivable	(28)	—
Non-trade receivable	(13,485)	—
Prepaid expenses and other current assets	5,038	653
Non-trade payable	97,514	232,232
Accrued expenses and other current liabilities	1,360	—
Net cash used in operating activities of continuing operations	(529,645)	(256,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	—	85,057
Receipt from collection of long-term loan receivable to related parties	—	20,016
Proceeds from the sale of property, plant, and equipment	—	86,000
Net cash (used in) provided by investing activities of continuing operations	—	191,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	528,015	—
Proceeds from short-term loan payable from related parties	30,063	400
Repayment of short-term loan payable from related parties	(7)	—
Net cash provided by financing activities of continuing operations	558,071	400
Net change in cash – continued operations	28,426	(65,428)

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(233,355)
Net cash used in investing activities of discontinued operations	—	(5,311,443)
Net cash used in financing activities of discontinued operations	—	426,084
Net change in cash – discontinued operations	—	(5,118,714)

Cash beginning of the period- continued operations	2,352	69,688
Cash beginning of the period - discontinued operations	—	5,358,142
Beginning cash	2,352	5,427,830

Cash end of the period – continued operations	10,883	162
Cash end of the period - discontinued operations	—	784
Ending cash	10,883	946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,426	(5,184,142)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19,895)	(242,742)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,352	5,427,830
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$10,883	$946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	(5,842)	6,245
Less Cash receipt for interest - discontinued operations	—	—
Cash receipt (paid) for interest – continued operations	$(5,842)	$6,245
Cash receipt (paid) during the period for interest	$(5,842)	$6,245

Supplemental disclosure of non-cash investing and financing activities:
Offsetting borrowings by converting short-term loans into 908,423 shares of common stock.	$838,520	$—
Total	$838,520	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

NET LOSS	$(1,244,730)	$(1,608,971)	$(678,049)	$(561,900)
Other comprehensive loss:
Change in foreign currency translation adjustment	460,168	(892,856)	446,563	(350,151)
COMPREHENSIVE LOSS	(784,562)	(2,501,827)	(231,486)	(912,051)

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

Corporate History

Since the inception of Global Interactive Technologies, Inc in 2018, we have accomplished a number of key objectives, as follows:

Date	Event/Milestone
October 18, 2018	HBC is incorporated under the laws of the ROK with the idea of creating an all-in-one product to capture the growing global momentum and popularity of K-Culture.

October 29, 2020	HBC establishes FNS Co., Ltd(“FNS”). and begins the initial stages of designing and implementing a platform that can create a fandom networking system.

March 11, 2021	HBC establishes Hanryu Times Co., Ltd(“Hanryu Times”). Hanryu Times begins operations as HBC’s media outlet, reporting on and providing up-to-date K-Culture news within the FANTOO platform, across a number of languages, including English, Japanese, Chinese (simplified/traditional), Indonesian, Spanish, Russian, and Portuguese.

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

May 17, 2021	The FANTOO platform is launched and made available to the public.

June 30, 2021	HBC enters into an agreement to acquire all the issued and outstanding common shares of Marine Island (the “Marine Island Acquisition”), which owns the right to use and occupy 19,200 square-feet of office space within the iconic Seoul Marina, located at 160 Yeouiseo-ro, Yeungdeungpo-gu, Seoul, Korea (the “Seoul Marina") from Sewang Co., Ltd. (“Sewang”), for the purchase price of 3,500,000,000 Korean Won (“KRW”), along with the assumption of all Marine Island’s liabilities.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

August 30, 2021	HBC establishes Fantoo Entertainment Co.,Ltd (“Fantoo Entertainment”). Fantoo Entertainment provides a variety of content to the Company’s FANTOO platform, which contributes to the spread of the Korean Wave by promoting new entertainers and artists.

October 3, 2021	HBC consummates the Marine Island Acquisition, making it the owner of 100% of the issued and outstanding common shares of Marine Island.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Going Concern

As of June 30, 2025, the Company had an accumulated deficit of $39,146,031 and a working capital deficiency of $(489,886). In addition, the Company incurred an operating loss of $1,240,399 for the period ended June 30, 2025.

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

The Company carried out updates to diversify revenue streams within its primary income source, the FANING platform, over several months and launched the newly revamped FANING platform in April 2025. The revamped FANING platform has been restructured with a user-centric approach and is designed to focus on achieving profitability. In addition, the Company plans to enter the K-Food products and entertainment business through its subsidiary, Faning Korea, LLC. Furthermore, the Company is pursuing a capital increase and borrowings to secure additional working capital. However, there is no assurance that these plans will succeed or that future financing efforts will generate sufficient capital to sustain the Company’s operations.

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

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

These reclassifications had no effect on the previously reported net loss or shareholders’ equity.

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

Intangible Assets

Intangible assets acquired separately are recorded at cost, and those acquired in a business combination are recognized at fair value as of the acquisition date. The Company’s intangible assets primarily consist of trademarks, customer relationships, and software, which are amortized on a straight-line basis over their estimated useful life of 5 years. The Company reviews the recoverability of its intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed impairment assessments as of June 30, 2025, and as of December 31, 2024, and no impairment was recognized.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s consolidated balance sheet as of June 30, 2025 and December 31, 2024. During the periods ended June 30, 2025, there was a fluctuation in the exchange rates ranging from KRW 1,470.00/USD $1 to KRW 1,356.40/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company exceed the federal insurance limit as of June 30, 2025.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an Allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its Allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company does not have any off-balance-sheet credit exposure related to its customers.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an Allowance for credit losses for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its Allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has no allowance for credit losses as of June 30, 2025, and has set an allowance for credit losses of $16,179,823 in full as of December 31, 2024, related to the loan balance from the sale of subsidiaries. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the Periods ended June 30, 2025 and June 30, 2024, the Company recognized product sales revenue amounting to $0 and $0. Revenue is derived at the point in time when merchandise is sold and shipped or delivered to customers. Merchandise sales are fulfilled with inventory sourced from our owned inventory. Although the Company does not currently have any inventory as of the balance sheet date, the Company, from time to time, may hold products in inventory for an abbreviated amount of time before shipping such inventory and recognizing the corresponding revenue.

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

The Company evaluates the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the Company records all advertising revenue as a net basis, and other revenues are recorded as a gross basis, and the revenues as a gross basis for the periods ended June 30, 2025 and June 30, 2024 are $29 and $0. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of the revenue on a gross basis. The Company did not record revenue amounts as it classified the subsidiaries, from which past revenue was generated, as discontinued operations following their sale in 2024.

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

The Company evaluates property and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, the Company first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, the Company determines if there is an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognizes an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. There were no significant property and equipment asset impairment charges recorded during the year ended June 30, 2025, and the year ended December 31, 2024.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no significant long-lived assets impairment charges recorded during the year ended June 30, 2025 and the year ended December 31, 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. As of June 30, 2025 and December 31, 2024, there were no outstanding accounts receivable balances. The Company believes that the credit risk related to accounts receivable is manageable and controllable as of June 30, 2025 and December 31, 2024. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the Periods ended June 30, 2025 and 2024, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

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

The Company applies the provisions of FASB ASC Topic 740-10, Uncertainty in Income Taxes. The Company has evaluated our tax positions, and there are none as of June 30, 2025 and December 31, 2024.

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

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of June 30, 2025 and December 31, 2024, and the interest income from short-term loan receivables is $0 and $0 for the three months ended June 30, 2025 and June 30, 2024.

	Interest Rate	June 30, 2025	December 31, 2024
LA PRIMERA CAPITAL INVESTMENTS	0%	$30,000	$30,000
AMERIDGE CORPORATION	0 .1%	11,000	11,000
HANRYU BANK CO.LTD	0%	14,721,901	14,721,901
FNS CO.LTD	0%	250,332	250,332
Due to exchange rate fluctuations		1,257,374	1,166,928
Sub Total		16,270,607	16,180,161
(-)Allowance for credit losses		(16,270,241)	(16,179,823)
Total short-term loans		$366	$338

*	For the fiscal year ended December 31, 2024, the Company wrote off short-term loan receivables in the amount of $16,179,823, based on the fact that more than six months had passed since the loan due dates and after assessing the recoverability of the amounts. Hanryu Bank Co. Ltd. and FNS Co. Ltd. were excluded from the consolidated subsidiaries as of 2024 due to the sale of all their shares.

*	Allowance for credit losses related to short-term loan receivables denominated in foreign currencies was recognized. The bad debt expense presented in the statement of operations was translated using the average exchange rate, while the allowance balance in the balance sheet was translated using the closing exchange rate. The difference between these amounts arises from exchange rate fluctuations and does not represent an actual change in the amount of credit loss or additional provision.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 4 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	June 30, 2025	December 31, 2024
Fixtures	$6,033	$5,567
Less accumulated depreciation	(3,804)	(2,911)
Property plant and equipment, net	$2,229	$2,656

Total depreciation expense for the six months ended June 30, 2025 and 2024 are $616 and $5,232 Depreciation expense is reflected in operating cost and expenses in the Condensed Consolidated statements of operations.

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

	June 30, 2025	December 31, 2024
Acquisition cost	$4,940,000	$4,940,000
Less Accumulated amortization	(508,551)	(—)
Due to exchange rate fluctuations	386,908	—
Net book value	$4,818,357	$4,940,000

The Company regularly evaluates the recoverability of its software assets. As of June 30, 2025, and December 31, 2024, based on the recoverability analysis, no impairment of the software assets was deemed necessary.

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

In December 2024, the Company sold its entire equity interest in Hanryu Bank Co., Ltd. (“HBC”), a subsidiary that held the rent-free rights to the Seoul Marina building. However, through an asset transfer agreement between the Company and HBC, the Company acquired the rent-free rights to the Seoul Marina building. The transfer amount was based on the net book value of the ROU asset as of the contract date and was offset against the Company’s outstanding loan receivable. As of June 30, 2025 and December 31, 2024, the carrying amounts of the ROU asset were $1,459,342 and $1,458,780, respectively. Lease cost is $115,519 for the six months ended June 30, 2025. The carrying amount of the ROU asset reflects the exchange rate fluctuation from 1,470.00KRW/USD as of December 31, 2024, to 1,356.40KRW/USD as of June 30, 2025.

NOTE 7 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of June 30, 2025 and December 31, 2024.

	Interest Rate	June 30, 2025	December 31, 2024
Mijung Oh	0.0%	$8,346	$5,436
Changhyuk Kang	0.0%	14,775	15,000
Jeyoun Baeg	0.0%	1,474	—
Jaeman Lee	4.6%	84,006	255,286
Total short-term loan payables		$108,601	$275,722

The Company recognized interest expense of $5,842 and $0 for the periods ended June 30, 2025 and June 30, 2024, respectively.

As of June 30, 2025, the balance of short-term borrowings includes amounts borrowed in Korean Won, which have been converted into U.S. dollars using the exchange rate as of June 30, 2025 (e.g., 1 USD = 1,356.40 KRW). This may result in differences due to fluctuations in the exchange rate.

The short-term borrowing balance of $255,286 from Jaeman Lee, which was classified as a related party as of December 31, 2024, has been reclassified and corrected as a general short-term borrowing by excluding him from related parties

NOTE 8 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information regarding short-term loan payables from related parties as of June 30, 2025 and December 31, 2024. Taehoon Kim is the CEO of the Company.

	June 30, 2025	December 31, 2024
Taehoon Kim	$617	$—
Hangmuk Shin	—	94,321
Total	$617	349,607

As of June 30, 2025, the interest rate on the loan payables is 0% per annum, and the total interest accrued amounts to $0. There are no other financial covenants.

The full amount of the loan from Hangmuk Shin, totaling $94,321, was converted into equity on May 7, 2025.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized in the table below.

June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. No impairment is recognized for long-lived assets as of June 30, 2025 and December 31, 2024.

NOTE 10 — SIGNIFICANT NON-CASH TRANSACTION

The company engaged in the following significant non-cash investing and financing activities for the six months ended June 30, 2025 and June 30, 2024.

	June 30, 2025	June 30, 2024
Offsetting borrowings by converting short-term loans into 908,423 shares of common stock	$838,520	$—
Total	$838,520	$—

For the six months ended June 30, 2025, the conversion of short-term loan payables to equity amounted to $838,520, which reflected the issuance of 908,423 shares of common stock and a decrease of $838,520 in short-term loan payables.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 11 — SHARE CAPITAL

As of June 30, 2025 and December 31, 2024, Global Interactive Technologies’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. (On January 27, 2025, the Company executed a 1-for-20 reverse stock split, reducing the total issued shares from 52,808,589 to 2,640,402, and adjusted the par value from $0.001 to $0.02 in the consolidated financial statements. However, the charter amendment to formalize the par value change is scheduled to be approved at the shareholders’ meeting to be held during 2025. Accordingly, references to par value outside the consolidated financial statements reflect the current legal par value of $0.001.)

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

On May 7, 2025, the Company converted a loan of $455,854 into equity by issuing 361,757 shares of common stock. As a result, the total number of issued shares increased to 3,302,159. Each holder of common stock is entitled to one vote per share at all meetings of stockholders.

On May 20, 2025, the Company converted a loan of $172,666 into equity by issuing 246,666 shares of common stock. As a result, the total number of issued shares increased to 3,548,825. Each holder of common stock is entitled to one vote per share at all meetings of stockholders.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On November 6, 2024, the Financial Services Commission of Korea notified the Company that it intends to impose an administrative fine of KRW 142,100,000 on Hanryu Holdings, Inc. (the former name of the Company), alleging that the Company failed to submit a securities registration statement in Korea in connection with the portion of the IPO funds raised from Korean investors in 2023.

In response, the Company contested the notice, asserting that it only held an information session without soliciting subscriptions, and that Hanryu Holdings, Inc. is a U.S. corporation not subject to Korean regulations and therefore not obligated to file a securities registration statement in Korea. However, on March 27, 2025, the Financial Services Commission rejected the Company’s objection.

As a result, on June 24, 2025, the Company filed an administrative appeal with the Korea Central Administrative Appeals Commission seeking cancellation of the administrative fine. An administrative appeal to the Administrative Appeals Commission is a non-judicial procedure that can be filed prior to an administrative lawsuit, and based on the outcome of the appeal, the Company may file an administrative lawsuit with the court.

NOTE 13 — RELATED PARTY TRANSACTIONS

The company conducts transactions with related parties under standard commercial terms and follows appropriate procedures to protect the company’s interests. Below are the related party transaction details as of June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Taehoon Kim	$617	$—
Hangmuk Shin	—	94,321
Total	$617	94,321

Taehoon Kim(CEO)

- On January 8, 2025, the Company entered into a short-term loan agreement with Taehoon Kim with a principal amount of $617 and an interest rate of 0%. The maturity date is January 7, 2026, and the loan is scheduled to be repaid in full at maturity.

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

NOTE 15 — SUBSEQUENT EVENTS

The Company is currently conducting a public offering in collaboration with the underwriter D. Boral Capital, LLC to raise working capital. (Refer to the SEC filing dated August 1, 2025.)

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

Corporate Structure and Subsidiaries

As of June 30, 2025, the Company’s primary operating subsidiary is Faning Korea, LLC, a wholly-owned subsidiary based in Seoul, Republic of Korea(“Faning Korea”). Faning Korea oversees the development, maintenance, and operation of the Faning application and related web services.

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

To diversify the revenue streams within our primary income source, the FANING platform, we carried out updates over several months. As a result, the newly revamped FANING platform was launched in April 2025. Accordingly, revenue from the operation of the FANING platform began to be generated starting in May 2025, and revenue from goods and K-Food-related products is expected to begin in the third quarter of 2025.

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

Revenue from retail sales is generated through services offering a wide variety of products for purchase. Although we have generated limited revenue from such services in the past, we expect to earn more steady revenue from this business model starting in third quarter of 2025.

Revenue from marketing services is generated by other subsidiaries of the Company, such as Faning Korea, and includes various activities such as creating and distributing flyers, hosting events and giveaways, producing advertisement videos, and more. Although we have generated limited revenue from such services in the past, we expect to earn more steady revenue from this business model starting in third quarter of 2025.

Revenue from news agency content sales is generated by providing news articles and original content to other third-party media outlets. Although we have generated a de minimis amount of revenue from such services in the past, we expect to earn more steady revenue from this business model starting in third quarter of 2025.

As we continue to diversify our product and service offerings, we anticipate additional revenue streams, including Our entertainment agency business supports influencers in expanding their influence both inside and outside the FANING platform. As each influencer’s influence grows, we expect to monetize their status through advertising agreements or performance-based contracts. We anticipate generating revenue from this business model starting in third quarter of 2025.

We expect to begin generating revenue from our entertainment agency business starting in third quarter of 2025. However, there can be no assurance that we will be able to successfully launch such affiliated businesses, or that they will be successful even if launched.

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

Results of Operations

Six months Ended June 30, 2025 Compared to six months ended June 30, 2024

The following table sets forth a summary of our statements of operations for the six months ended June 30,2025 and 2024:

	Six months ended
	June 30,		Increase / (Decrease)
	2025	2024	$	%
Revenue	$29	$—	$29	100%
Cost of Revenue	$—	$—	$—	—
Gross Profit	$29	$—	$29	100%

Operating Expense
Marketing and advertising expense	$—	$—	$—	—%
Research and Development	$—	$—	$—	—%
General and administrative expense	$(1,240,428)	$(499,680)	$740,748	148%
Loss from operations	$(1,240,399)	$(499,680)	$740,719	148%

Net Other Income(loss)	$(4,331)	(19,532)	$(15,201)	(78)%
Loss from discontinued operations	$—	$(1,089,759)	$(1,089,759)	(100)%
Net Loss	$(1,244,730)	$(1,608,971)	$(364,241)	(23)%

For the six months ended June 30, 2025, revenue was $29, which was generated from the operation of the FANING platform that was updated and relaunched in April 2025. Revenue began to be generated starting in May 2025, and we expect it to gradually increase beginning in the third quarter of 2025. In addition, starting in the third quarter of 2025, we plan to generate revenue from new sources, including merchandise sales, K-Food sales, and entertainment-related business.

Revenue for the comparative period ended June 30, 2024, was reclassified as discontinued operations due to the divestiture of subsidiaries in 2024, and therefore, no revenue was recognized from continuing operations.

The net loss for the six months ended June 30, 2025, was $1,244,730, representing a decrease of approximately 23% compared to the net loss of $1,608,971 (including discontinued operations) for the six months ended June 30, 2024. The primary reason for the decrease in net loss in 2025 was the workforce reduction and the sale of subsidiaries in 2024.

Additionally, in order to increase revenue and generate revenue from new business lines, the Company is in the process of raising operating capital through a public offering in August 2025.

Three months Ended June 30, 2025 Compared to six months ended June 30, 2024.

	Three months ended June 30,		Increase / (Decrease)
	2025	2024	$	%
Revenue	$29	$—	$29	100%
Cost of Revenue	$—	$—	—	—%
Gross Profit	$29	$—	29	100%

Operating Expense
Marketing and advertising expense	$—	$—	$—	—%
Research and Development	$—	$—	$—	—%
General and administrative expense	$(676,960)	$(335,117)	$341,843	102%
Loss from operating	$(676,931)	$(335,117)	$341,814	102%

Net Other Income (loss)	$(1,118)	$4,030	$(5,148)	(128)%
Loss from discontinued operations	$—	(230,813)	$(230,813)	(100)%
Net Loss	$(678,049)	$(561,900)	$116,149	21%

For the three months ended June 30, 2025, revenue was $29, generated from the operation of the FANING platform, which was updated and relaunched in April 2025. Revenue for the comparative three-month period ended June 30, 2024, was reclassified as discontinued operations due to the divestiture of subsidiaries in 2024; therefore, no revenue was recognized from continuing operations. The net loss for the three months ended June 30, 2025, was $678,049, representing an approximate 21% increase compared to the net loss of $561,900 (including discontinued operations) for the three months ended June 30, 2024. The primary reason for the increase in net loss for the three months ended June 30, 2025, was the amortization expense of intangible software assets related to the FANING platform.

Liquidity and Capital Resources

The Company’s balance sheets as of June 30, 2025 and December 31, 2024 are as follows.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2025 and December 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$10,883	$2,352
Short-term loans receivable, net	366	338
Accounts receivable, net of allowance	29	—
Non-trade receivables	14,518	297
Total current assets	25,796	2,987

PROPERTY PLANT AND EQUIPMENT, NET	2,229	2,656
INTANGIBLE ASSETS, NET	4,818,357	4,940,000
OPERATING LEASE RIGHT-OF-USE ASSET	1,459,342	1,458,780
Total Assets	$6,305,724	$6,404,423

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Short-term loans payable	$108,601	$20,436
Short-term loans payable from related parties	617	349,607
Non-trade accounts payable	394,862	290,917
Accrued expenses and other current liabilities	11,602	7,379
Total current liabilities	515,682	668,339

Total Liabilities	515,682	668,339
Commitments and contingencies (Note 13)
STOCKHOLDER’SDEFICIT:
Common Stock, $0.02 par value
Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding 2,940,402 common shares as of March 31, 2025 and Issued and outstanding 2,640,429 common shares as of December 31, 2024	70,977	52,809
Additional paid-in capital	45,071,398	44,251,046
Accumulated deficit	(39,146,031)	(37,901,301)
Accumulated other comprehensive loss	(206,302)	(666,470)
Total Stockholders’ Equity	5,790,042	5,736,084
Total Liabilities and Stockholders’ Equity	$6,305,724	$6,404,423

As of June 30, 2025, the Company reported cash and cash equivalents of $10,883 and total current assets of $25,796, reflecting an increase compared to $2,352 and $2,987, respectively, as of December 31, 2024. In 2024, the Company implemented cost-saving measures and improved its financial position by divesting underperforming subsidiaries and reducing headcount. It is currently in the process of raising additional operating capital.

As of June 30, 2025, total current liabilities decreased to $515,682 from $668,339 as of December 31, 2024, representing a reduction of $152,687. The primary reason for the decrease was the conversion of existing debt into equity, which strengthened the Company’s capital structure by increasing equity and reducing liabilities.

The Company’s ability to continue as a going concern depends on the success of its ongoing capital-raising efforts and execution of its platform monetization strategies. Management anticipates that the launch of the restructured FANING platform and recent operational adjustments will begin to be reflected in improved financial performance starting from the third quarter of 2025.

Financial Condition and Going Concern

As of June 30, 2025, the Company’s financial condition reflected a continued working capital deficiency, a significant accumulated deficit, and ongoing operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

In evaluating the Company’s ability to continue as a going concern, management considered its current cash position, projected operating expenditures, and planned financing activities. In 2024, management sold all equity interests in underperforming subsidiaries and implemented cost-reduction measures such as adopting an outsourced operational model. The Company is currently in the process of raising additional operating capital.

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

Contractual Obligations

We have no contractual obligations as of June 30, 2025.

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

As of June 30, 2025, FANING had over 26.6 million registered users globally. The platform is positioned to capitalize on the global rise in K-Culture fandom, now exceeding 229 million fans in 119 countries.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under “Exchange Act”), as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2025, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 6, 2024, the Financial Services Commission of Korea notified the Company that it intends to impose an administrative fine of KRW 142,100,000 on Hanryu Holdings, Inc. (the former name of the Company), alleging that the Company failed to submit a securities registration statement in Korea in connection with the portion of the IPO funds raised from Korean investors in 2023.

In response, the Company contested the notice, asserting that it only held an information session without soliciting subscriptions, and that Hanryu Holdings, Inc. is a U.S. corporation not subject to Korean regulations and therefore not obligated to file a securities registration statement in Korea. However, on March 27, 2025, the Financial Services Commission rejected the Company’s objection.

As a result, on June 24, 2025, the Company filed an administrative appeal with the Korea Central Administrative Appeals Commission seeking cancellation of the administrative fine. An administrative appeal to the Administrative Appeals Commission is a non-judicial procedure that can be filed prior to an administrative lawsuit, and based on the outcome of the appeal, the Company may file an administrative lawsuit with the court.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

- On February 18, 2025, Global Interactive Technologies, Inc., a Delaware corporation (the “Company”), entered into that certain Debt Conversion Agreement (the “Debt Conversion Agreement”) with Evan Trust, a trust, for which, Amy Shi, a director of the Company, serves as the trustee (the “Trust”). Pursuant to the Debt Conversion Agreement, the Company and the Trust agreed to convert certain debt in the amount of $210,000 owed by the Company to the Trust, into 300,000 shares of the Company’s Common Stock.

- On April 18, 2025, the Company entered into a Debt Conversion Agreement with PixelArc, LLC, pursuant to which, on May 20, 2025, the Company agreed to convert PixelArc, LLC’s loan of $172,666 into 246,666 shares of the Company’s common stock.
The transaction was conducted pursuant to Regulation S under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

As disclosed in the Company’s Form S-1 “Recent Developments” section, management continues to address regulatory matters in Korea, including the appeal of an administrative fine imposed by the Financial Services Commission of Korea, and has taken steps to strengthen financial stability through ongoing capital raising activities, including the August 2025 public offering

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant. (2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant. (3)
3.4	Bylaws of Registrant. (1)
3.5	Amendment to Bylaws of Registrant. (2)
4.1	Form of Common Stock Certificate of Registrant. (1)
10.1	Debt Conversion Agreement between Registrant and Evan Trust. (4)
10.2	Promissory Note, dated February 18, 2025, by the Company in favor of PixelArc. (5)
10.3	Promissory Note, dated April 18, 2025, by the Company in favor of PixelArc. (5)
10.4	Security Agreement, dated April 18, 2025, between the Company and PixelArc. (5)
10.5	Notice of Conversion, dated May 20, 2025, between the Company and PixelArc. (5)
31.1*	Certification of Taehoon Kim pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Juhyon Shin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Taehoon Kim pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Juhyon Shin pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on April 30, 2025.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2024.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2025.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Interactive Technologies, Inc

Signature	Title	Date

/s/ Taehoon Kim	Interim Chief Executive Officer	August 15, 2025
Taehoon Kim	(Principal Executive Officer)

/s/ Juhyon Shin	Chief Financial Officer	August 15, 2025
Juhyon Shin	(Principal Financial and Accounting Officer)