Form 10-K
period 2025-12-31
Global Interactive Technologies, Inc.
filed 2026-05-26
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

160, Yeouiseo-ro,

Yeongdeungpo-Gu, Seoul

Republic of Korea, 07231

(Address principal executive offices)

Registrant’s telephone number, including area code: +82-2-564-8588

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.001 par value per share	GITS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for Class A Common Stock on June 30, 2025, which was $1.36, as reported on the Nasdaq Stock Market was $4,040,052.72.

As of the filing date of May 22, 2026, the number of shares of Class A Common Stock issued and outstanding is 3,674,208 shares (par value $0.001 per share), as adjusted to reflect the 1-for-20 reverse stock split effected on January 27, 2025.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated, Global Interactive Technologies, Inc. together with its consolidated subsidiaries, is hereinafter referred to as “Global Interactive Technologies” “us,” “we,” “our,” or the “Company.”

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	our ability to continue as a going concern given that we have incurred recurring losses from operations, have a working capital deficiency, and our auditors have stated that substantial doubt exists about our ability to continue as a going concern;
●	our ability to obtain significant additional capital, which we may be unable to obtain and will require to continue as a going concern.
●	overall strength and stability of general economic conditions and of the social media platform and content creation industry in the United States and globally;
●	changes in consumer demand for, and acceptance of, our services, including our platform, as well as social media platforms in general;
●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;
●	our expectations regarding our future operating and financial performance;
●	our ability to effectively execute our business plan and continue to expand internationally;
●	our ability to recruit, retain, and motivate skilled personnel, including key members of senior management;
●	changes in the price of equipment, network infrastructure, hosting and maintenance;
●	uncertainties around the successful improvement and modification of our existing applications and development of new products and services, which may require significant expenditures and time;
●	changes in laws or regulations governing our business and operations;
●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;
●	our ability to effectively market our services;
●	costs and risks associated with litigation brought against us;
●	our ability to obtain and protect our existing intellectual property protections, including trademarks and copyrights;
●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;
●	our ability to maintain the listing of our shares on the Nasdaq Capital Market or our ability to list our shares on any other exchange and maintain such listing; and
●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

The forward-looking statements are also subject to the risks and uncertainties specific to our Company, including but not limited to the fact that we have limited operating history as a public company. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I

Item 1. Business.

Overview

Global Interactive Technologies, Inc. (“GITS” or the “Company”), a Delaware corporation formerly known as Hanryu Holdings, Inc., is a technology-focused platform company operating and developing Faning, a global digital fan engagement platform centered on Korean entertainment and culture, including K-pop.

Faning is designed to support online fan communities, content discovery and sharing, user interaction, multilingual communication, user-generated content, and digital engagement experiences across mobile and web-based services.

Corporate Structure and Subsidiaries

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

As of December 31, 2025, the Company conducted its core Faning business and platform strategy directly through Global Interactive Technologies, Inc., including platform development, management, commercialization strategy, and related digital services.

FANING KOREA, LLC, a wholly owned subsidiary based in Seoul, Republic of Korea, provides administrative support to the Company in South Korea.

Reverse Stock Split

On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common stock.

Faning

Faning is the innovative successor to the ‘Fantoo’ platform, specifically engineered to serve as a global epicenter for enthusiasts of K-POP and contemporary Korean culture (“K-Culture”). Moving beyond traditional social networking, the Company has developed a multifaceted digital ecosystem designed to facilitate high-velocity user interaction, content creation, and deep community engagement. As of December 31, 2025, Faning has transitioned from a primary development phase into early-stage commercialization, focused on scaling a global audience.

Core Functionality & User Experience (UX)

The platform leverages proprietary algorithms to deliver a personalized user journey, designed to provide a seamless connection between fans, creators, and content.

●	Faning Clubs: Users organize into topic-specific virtual communities (“Clubs”) centered on artists, movies, and lifestyle trends, utilizing messaging and discussion forums to maintain 24/7 connectivity.
●	Global Interaction: Faning provides real-time, automatic translation functionality for 17 different languages, enabling a truly unified global fandom experience.
●	Interactive Engagement Tools: The platform integrates participation-driven features, including voting mechanisms and engagement tools that empower users to influence content rankings and support their favorite creators.

Monetization Model

In 2025, the Company implemented a diversified revenue structure optimized for the digital fandom economy:

●	Vote & Boost Sales: Central to the platform’s economy are participation-based features. Users purchase Vote Packages to participate in community activities and Boosts—paid enhancements that increase the visibility and impact of their support for specific content or artists.
●	Premium Subscription Services: The Company offers tiered subscription plans, providing users with exclusive features and an enhanced interface.
●	Scalable Advertising: The Company generates revenue through targeted display advertisements and sponsored content, a stream designed to scale with continued user growth and engagement.

Synergistic Content & Music Production

Complementing the platform business, the Company has secured strategic agreements for the production and release of music content featuring K-pop artists and animation projects.

●	IP Monetization: Through digital streaming and distribution, the Company can capture diverse revenue streams that provide a higher-margin complement to platform operations.
●	Short-Form Content Growth: Recognizing the market trend, the Company will produce 2-minute “short-form” cultural content. These videos are distributed will be Faning and third-party social media networks to maximize K-POP’s global visibility and help drive organic user acquisition.

Development Status & Future Outlook

Global Interactive Technologies continues to prioritize infrastructure scalability and the expansion of engagement features. Monetization is in its inaugural stages, and the ongoing execution of this strategy remains dependent on successful user adoption and continued access to capital.

Faning Ecosystem and Legacy Fantoo Platform

Faning evolved from the legacy Fantoo platform ecosystem, which historically accumulated approximately 27 million registered accounts globally.

The Company views this historical registered account base as a potential long-term strategic asset. However, the Company did not complete a migration or reactivation of this historical user base during 2025 and cannot currently predict the extent to which such historical users may become active users, retained users, or monetizable users within the Faning platform.

The Faning platform is designed to support a multilingual user community across multiple geographic regions. The platform includes community engagement tools, messaging functionality, club-based interaction features, and multilingual communication tools, including real-time translation functionality.

During 2025, the Company focused on maintaining and supporting the Faning platform, continuing development of platform functionality, and preparing for future commercialization initiatives. As of December 31, 2025, the Company remained in an early-stage commercialization phase, and revenue from the Faning platform remained limited.

Global Reach and Engagement

The Faning platform is designed to support a multilingual user community across multiple geographic regions, including users historically concentrated in markets such as the Philippines, Indonesia, Thailand, South America, and the Republic of Korea.

The platform includes community engagement tools, messaging functionality, club-based interaction features, and multilingual communication tools, including real-time translation functionality intended to facilitate communication among users across different regions.

Demographics and Target Audience

The Faning platform is primarily focused on users interested in Korean entertainment and culture, including K-pop and related digital fandom communities.

Historically, a significant portion of platform engagement for the legacy Fantoo platform ecosystem had been concentrated among users in the 20–39 age demographic. The Company believes this audience represents an active segment of the global digital entertainment and social media market.

The platform is intended for users aged 12 and older. The Company maintains policies and technical measures designed to restrict access by underage users and to support platform safety and compliance requirements.

The Company may continue evaluating future user growth opportunities across multiple geographic regions and demographic groups as the Faning platform develops and commercialization initiatives evolve.

User Reward System & Faning Points (FP)

The reward system is a foundational element of the Faning ecosystem, designed to incentivize higher-quality content creation and active community participation.

FP Generation and Distribution

Users accumulate Faning Points (FP) through multiple engagement channels:

●	Activity-Based Rewards: FP is granted based on a user’s level of contribution and engagement within the Faning platform.
●	Ad-Revenue Sharing: As part of our commitment to a user-centric economy, 50% of the daily net advertising profits generated within the platform are distributed as FP to users. Historically, this distribution has been allocated with approximately 30% designated for content creators and 20% for general participating users.
●	Fixed Value: For the purposes of the platform economy, the value of FP is maintained at a fixed ratio of 1 FP to 100 Korean Won.

Utility and Redemption

FP serves as the primary internal currency for the Faning ecosystem. Users can redeem accrued FP for a wide array of products and services, including:

●	Exclusive Content: Access to premium content from artists and other creators.
●	K-Culture Merchandise: Purchase of physical and digital goods within the Faning Fanshop.
●	Platform Engagement: Utilization of FP for platform-based activities, such as voting and boosting content, which are key components of our monetization strategy.

Storage, Security, and Governance

The Company prioritizes the integrity and security of the reward ecosystem through technical and administrative controls:

●	Segmented Database Architecture: FP data is stored and managed in a dedicated database, isolated from other application data for confidentiality and greater security. Access is limited to authorized personnel via permitted IP bands.
●	Disaster Recovery: The FP database utilizes cloud backup functions, which can enable rapid restoration within hours in the event of a system failure.
●	Account Policy: FP does not expire and accumulates in the user’s account. However, upon account deactivation, any unredeemed FP is forfeited and moved to the Company’s reserve account for redistribution into the ecosystem. The Company does not intend to repurchase FP from users.

User-to-User Interactions

We have engineered Faning to provide an expansive array of interactive opportunities, fostering a vibrant ecosystem where global users can engage deeply with the platform and each other. These interactions—comprising clubs, community forums, and chat functions—are strategically designed to solidify the Faning brand identity and cultivate long-term user loyalty

Faning Clubs & Communities: Integrated Engagement Ecosystem

The Faning platform is designed to provide a seamless, multi-layered engagement ecosystem to transition casual user interest into active community leadership and collective participation.

●	Dynamic Community Creation: Faning communities function as open forums for user-generated content and social curation. New communities are established based on organic demand; once user requests for a specific topic reach a strategic threshold, the platform automatically activates a dedicated space for that interest group.
●	Strategic Club Integration: From these broad communities, users can establish specialized “Clubs” to foster deeper, culture-specific interactions. Moderators have the autonomy to customize policies, allowing each Club to remain a space for dedicated fandoms.
●	Collective Action & Support System: Every Club is equipped with a proprietary collaborative system that allows members to pool their Faning Points (FP) toward shared objectives. This collective power enables the community to secure premium rewards, such as future exclusive fan events or live-streamed concerts, that would be unattainable through individual effort.
●	Democratic Governance: To ensure transparency and maintain user loyalty, decisions regarding the allocation of collective resources are determined by a formal voting process among the members.
●	Monetization Engine: This integrated structure is a key driver for our revenue strategy. By funneling community discussions into Club-based actions, we can stimulate higher-volume participation in Vote and Boost features.

Faning Chats: Retention Social Architecture (2025 Update)

Faning’s integrated communication layer is a primary driver of user engagement, specifically engineered to maximize platform session duration and foster cross-border social ecosystems.

●

Social Connectivity & Retention: Unlike generic messaging services, Faning empowers users to establish dedicated, real-time chat environments within Faning Clubs. By anchoring social interactions directly within these interest-based communities, the platform fosters deeper user loyalty and can increase can increase daily active usage (DAU).

●	Global Interaction: Our proprietary real-time translation engine, currently supporting 17 languages, can eliminate language barriers and enable a truly unified global fandom regardless of geographic or linguistic origin.
●	Enterprise-Grade Privacy: Communications are protected through end-to-end encryption (E2EE). This security infrastructure can help to mitigate data leakage risks and solidify user trust, a key component of our brand value
●

Monetization Synergy: These high-engagement chat hubs serve as the strategic entry point for our monetization features. Continuous interaction within these spaces can directly stimulate participation in community-led Vote and Boost activities, which can convert social engagement into revenue.

Content and Intellectual Property Ecosystem

The Faning ecosystem utilizes a collaborative content model designed to bridge the gap between K-Culture creators and a global audience through structured localization and IP distribution.

1. Collaborative User-Generated Content (UGC) & Localization

At the core of our platform is a decentralized content model that empowers our users to produce and monetize culture-specific intellectual property.

●	Creative Assets: Users can generate fandom content, including Fanart, Web Novels, and Webtoons, tailored to global K-Culture trends.
●	Strategic Localization Ecosystem: To facilitate global reach, Faning operates a proprietary localization matching system that connects original content creators with skilled localizers for higher-quality, culturally nuanced translations.
●	Revenue Management: The platform facilitates a structured revenue-sharing model based on pre-set agreements between creators and localizers. This system is designed to ensure that as content is localized and sold, profits are tracked and managed according to the agreed-upon terms, providing a scalable and transparent business environment.
●	Engagement-Led Growth: This content ecosystem can drive higher-volume participation in our Vote and Boost features, as global fans utilize these tools to promote and elevate localized content within their regions.

2. Original IP & Premium Productions

The Company focuses on high-fidelity original content to anchor user loyalty and provide revenue streams.

●	Faning TV Originals: Specialized content teams will produce exclusive shows and web series, leveraging K-pop and animation IPs to drive premium engagement.
●	Concerts and Global Streaming: Faning may host and broadcast diverse musical events, with digital tickets and access sold through the Fanshop using FP or cash.
●	Music & Animation Distribution: In 2025, the Company expanded its IP portfolio to include the distribution of music for K-pop artists and international animation projects, such as The Nut Job 3, diversifying revenue through streaming and royalties.

Faning Fanshop: Integrated E-Commerce & Delivery

The Faning Fanshop is the central e-commerce destination within our ecosystem, enabling users to transition from content engagement to commercial transactions.

1. Direct Commerce & Product Offerings

The Fanshop serves as a premier marketplace where users purchase high-demand fandom items directly from the Company.

●	Core Merchandise: Our inventory focuses on artist gifts, premium fandom goods, and exclusive K-Culture products.
●	Ticketing & Events: Fanshop is an exclusive portal for purchasing tickets to both physical and live-streamed concerts, driving significant higher-margin revenue.

2. Payment & Revenue Model

We provide a flexible financial environment for transactions.

●	Dual Payment Systems: Users can settle purchases using credit cards via third-party processors or through Faning Points (FP).
●	Transaction Integrity: For any community-based transactions, the platform has been set up to release funds upon confirmed receipt of goods.

3. Global Fulfillment & Delivery Infrastructure

To support our international user base, the Company has established an efficient global logistics framework.

●	Cross-Border Capabilities: Our delivery system is optimized for international shipping, enabling merchandise to reach fans across our key markets, including South Korea, Japan, Taiwan, and Southeast Asia.
●	Seamless Logistics: By integrating established third-party logistics partners, we provide real-time shipment tracking and reliable last-mile delivery, enhancing the overall user experience.

Market Opportunity

The Company believes that continued global interest in Korean entertainment and culture (“K-Culture” or “Hallyu”) may create future opportunities for digital fan engagement platforms and related online community services.

According to the Korea Foundation’s 2024 Global Hallyu Status Report, the number of global Hallyu fans surpassed 225 million as of December 2023 across 119 countries. The Korea Foundation reported that this figure represented significant growth compared to prior years.

The Company believes that increasing global consumption of K-pop, Korean television content, webtoons, digital media, virtual events, and mobile-based entertainment services may continue to support demand for multilingual fan engagement platforms and online fandom communities. The Ministry of Culture, Sports and Tourism and the Korean Foundation for International Cultural Exchange (“KOFICE”) also reported continued international growth in Korean Wave content consumption through the 2024 Overseas Hallyu Survey.

According to the ‘2025 Overseas Hallyu Status Survey’ released by the Ministry of Culture, Sports and Tourism and KOFICE in April 2025, the total export value of Hallyu-related sectors reached $15.18 billion in 2024, marking a 4.5% increase compared to the previous year.

The Company believes that mobile-first engagement, multilingual communication tools, online fan communities, and virtual participation features may continue to play an important role in the global digital entertainment ecosystem.

The Faning platform is designed to support these types of digital fan engagement activities through community interaction tools, multilingual communication functionality, and mobile and web-based accessibility. However, the Company remains in an early-stage commercialization phase and cannot assure that it will successfully expand its user base, achieve significant monetization, or establish a material market position within the global digital fandom industry.

Our Value

The Faning platform is designed to provide users with a centralized digital environment for Korean entertainment and culture-related fandom activities, including community interaction, content sharing, multilingual communication, and digital engagement.

The platform’s multilingual functionality is intended to reduce language barriers among users in different geographic regions. Faning also supports user-generated content and community-based participation tools that may provide a foundation for future monetization initiatives.

The Faning Point (“FP”) reward system is designed to encourage user participation within the platform. As of December 31, 2025, however, monetization features associated with the platform remained in early stages of commercialization, and revenue from the FANING platform remained limited.

OUR STRENGTHS

We believe Faning’S potential strengths include:

Focused Fandom Platform: Faning is designed specifically for users interested in Korean entertainment and culture, including K-pop.

Multilingual Engagement: Faning supports multilingual communication, including real-time translation functionality, to facilitate interaction among users in different regions.

Community-Based Features: Faning includes community forums, clubs, messaging, and user-generated content tools designed to support user participation and engagement.

Digital Engagement Tools: Faning includes Vote and Boost features designed to support user participation, community-driven engagement, and potential platform monetization.

FANING Point Reward System: The Faning Point (“FP”) system is designed to encourage user participation within the platform.

Mobile and Web Accessibility: Faning is accessible through mobile and web-based services, allowing users to engage with the platform across different devices.

OUR GROWTH STRATEGY

Our core strategy is to achieve global expansion by leveraging user acquisition models and maximizing the value of our growing fandom ecosystem.

●	Global User Acquisition: The Company prioritizes a data-driven growth model characterized by lower Customer Acquisition Costs (CAC). By optimizing performance marketing, we focus on capturing user growth across emerging markets.
●	Expansion of Higher-Margin Monetization: We are deploying a diverse revenue mix, centering on our proprietary “Vote and Boost” mechanisms. These tools can create a scalable and recurring revenue base by transforming global fan engagement into measurable commercial transactions.
●	Technological Leadership & Global Infrastructure: We continue to invest in innovative technologies, including our 17-language real-time translation engine and end-to-end encryption (E2EE). This enables an user experience that facilitates social interaction for our expanding global community.
●	Cross-Cultural Diversification: While rooted in K-Culture, our strategy includes expanding into broader global fandoms, including cinema, gaming, and sports. This enables the Faning ecosystem to adapt to the continuous evolution of global cultural trends.
●	Revenue Channels: The Company aims to generate consistent income through virtual events, live-streaming, and premium subscription services. These features are designed to foster long-term brand loyalty and establish a monthly recurring revenue (MRR) base.

OUR MARKETING STRATEGY

We focus on a data-driven, higher-efficiency marketing model designed to capture the global K-Culture fandom. Our strategy prioritizes scalable user growth through optimized performance marketing and strategic regional engagement.

●	Higher-Efficiency Performance Marketing: Our primary strategy centers on leveraging data analytics to achieve lower Customer Acquisition Costs (CAC). By optimizing digital ad spend and targeting higher-growth emerging markets, we focus on acquiring an user base with minimal capital expenditure.
●	Localized Ecosystem Development: To penetrate global markets, we implement region-specific marketing initiatives.

○	Strategic Localization: We collaborate with local content creators and marketing experts to tailor our services for key regions, including the United States, Europe, and Southeast Asia.
○	Operational Compliance: We maintain a strict policy of not operating or providing services in China (including Hong Kong and Macau) due to regulatory concerns and data privacy protections. This is designed to ensure the security of our global user base and compliance with international standards.

●	Global Ambassador & Influencer Program: We engage with “Global Ambassadors” and local influencers who resonate with fandom communities in their respective regions. These partners create localized, theme-specific content to drive organic interest and migrate fans of K-Culture directly to the Faning platform.
●	Community-Driven Organic Growth: We foster deep relationships with our users through various engagement channels to drive brand loyalty. By maintaining higher satisfaction levels, we can encourage voluntary peer-to-peer referrals, creating a flow of organic growth that can reduce long-term marketing costs.
●	Interactive Event Integration: We may host themed virtual or physical fan engagement events, including K-pop related experiences, to increase user participation and platform engagement. Our Vote and Boost mechanisms are designed to encourage user interaction and community activity across the platform.

Technology and Intellectual Property

The Company developed Faning as a technological evolution, focusing on higher scalability and a premium user experience. Our proprietary infrastructure is designed to handle global traffic while providing specialized tools for fandom engagement.

●	Integrated Suite of Tools: Faning differentiates itself through live-streaming, real-time interaction, and diverse monetization mechanisms such as Vote and Boost.
●	Multi-Platform Accessibility: The platform is optimized for both mobile and PC, featuring a minimalist and higher-end UI/UX designed to provide for accessibility for our global user base.
●	AI-Powered Safety & Verification: We deploy AI protocols:

○	Automated Content Filtering: AI-powered nudity detection systems that identify and block sensitive content.
○	Deepfake & Identity Verification: AI-enabled detection tools that verify the authenticity of uploaded media.

●	Global Linguistic Integration: Our AI-driven translation engine supports 17 languages in real-time, enabling seamless, borderless communication without the need for manual intervention.
●	Personalized Content Curation: Algorithms analyze user engagement data to deliver personalized search results and content recommendations, designed to create platform stickiness and user retention.

Digital Properties and Websites

The Company maintains a streamlined portfolio of digital properties to support its global platform operations and corporate governance requirements.

●	Faning Platform: The Company operates its core global fandom services through its primary domains, Faning.xyz and Faning.co.kr. These properties serve as the central hub for the platform’s engagement and monetization features.
●	Corporate Website: The Company’s official corporate presence is maintained at www.gitechnologies.com. This site hosts our corporate information, SEC filings, and investor relations for Global Interactive Technologies.

Competition

The market for global fandom and digital engagement is highly competitive. We compete across several sectors, including:

●	Global Social Media Platforms: Large-scale networks such as Facebook, Instagram, and X (formerly Twitter).
●	Community & Discussion Platforms: Specialized community services like Reddit.
●	Dedicated K-pop Fandom Platforms: Industry-specific services such as Weverse and Lysn.
●	User-Generated Content (UGC) Platforms: Content creation hubs like Wattpad.

OUR COMPETITIVE ADVANTAGE

We believe we possesses the following strategic advantages.

●	Marketing & Acquisition Efficiency: Our most significant advantage is a data-driven marketing model characterized by lower Customer Acquisition Costs (CAC). This can allow the Company to achieve user growth with lower marketing expenditures.
●	Monetization Architecture: Faning is engineered for monetization through proprietary tools like Vote and Boost. This can transform organic fan engagement into digital transactions, providing a revenue model different than advertising-dependent networks.
●	Global Inclusivity: Faning features a native, AI-driven 17-language real-time translation engine. This technology can enable a seamless, borderless experience for the global fandom, fostering a more integrated and loyal international community.
●	Lean and Scalable Infrastructure: Our focus on minimalist UI/UX and security protocols (E2EE) can provide a premium user experience with lower operational overhead. This lean operational model allows the Company to remain agile and adapt more quickly to shifting global cultural trends.

Partnerships and Industry Participation

The Company has participated in certain industry organizations and collaborative initiatives related to Korean culture, digital platforms, and technology development.

Federation of Artistic & Cultural Organization of Korea (“FACO”): Since 2021, the Company has maintained a relationship with FACO, a non-profit organization focused on Korean art and cultural activities. FACO includes multiple member associations and international branches supporting cultural exchange and artistic activities.

Metaverse Alliance: The company has participated in the Metaverse Alliance, an initiative associated with South Korea’s Ministry of Science and ICT (“MSIT”) involving companies and organizations engaged in digital platform and technology-related initiatives.

The Company may continue to explore strategic relationships and industry collaborations that support the development of the FANING platform and related business activities.

Employees and Labor Relations

As of December 31, 2025, the Company maintained a lean organizational structure consisting of five personnel at Global Interactive Technologies, Inc. and seven personnel at FANING KOREA, LLC.

The Company also engages contractors and consultants from time to time to support technical development, platform maintenance, marketing, administrative functions, and other business needs.

None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any material labor disputes.

Seasonality

The Company does not currently experience significant seasonality that materially affects its operations or financial results.

As the Faning platform develops, user engagement and future revenue, if any, may fluctuate based on entertainment industry cycles, major K-Culture events, artist release schedules, holidays, and regional user activity patterns. The Company will continue to monitor these factors as its commercialization initiatives evolve.

Governmental Regulation

We are subject to a variety of national, regional, and local laws and regulations in both the United States and the Republic of Korea. These laws affect multiple aspects of our business, including user interaction, data management, and international commerce. Applicable areas of law include fair trade, competition, labor and employment, privacy and data protection, intellectual property, and consumer protection.

Many of these laws are continuing to evolve, especially those governing digital platforms, artificial intelligence (AI), and cross-border data transfer. Due to the extent of our operations, we are subject to several specific regulatory regimes, including:

●	Copyright Act: Protects creative works, software, and databases. It enforces fair use and online service provider exemptions under the Korea–U.S. Free Trade Agreement.
●	Youth Protection Act: Regulates media content accessible to minors, classifying harmful content and restricting distribution through administrative procedures.
●	Content Industry Promotion Act: Governs the production and sale of digital content, requiring consumer protection provisions such as refunds and cancellation rights in our terms of service.
●	Personal Information Protection Act (PIPA): Regulates the collection, use, and destruction of personal data in South Korea. It includes strict consent requirements, data subject rights, and breach notification obligations.
●	Monopoly Regulation and Fair Trade Act: Overseen by the Korea Fair Trade Commission (KFTC), this act ensures fair competition and prevents unfair trade practices. The Company monitors compliance regarding related party transactions and corporate disclosures to enable transparency.
●	Global Data Privacy & AI Ethics: As we expand globally, the Company monitors compliance with international standards, including the General Data Protection Regulation (GDPR) in Europe and evolving AI safety regulations.

Facilities

The Company’s primary operational and development activities are conducted from office premises located at 160 Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Korea.

Legal Proceedings

From time to time, the Company may become involved in routine claims, inquiries, or proceedings arising in the ordinary course of business. As of the filing of this Annual Report on Form 10-K, the Company was not subject to any material pending legal proceedings that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge under the Investors Relations page on our website, www.gitechnologies.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information on our website is not included as a part of, or incorporated by reference into, this report. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. Our SEC filings are also available through the SEC’s website, www.sec.gov.

Item 1A. Risk Factors.

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

●	We have incurred significant losses since our inception, and we intend to continue to invest in our business. As a result, we may continue to experience losses in the future.
●	Our auditor has included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.
●	To continue as a going concern, we will require significant additional capital, which we may be unable to obtain.
●	We are a development stage company, and we may not be able to generate any or sustain our growth or implement our business strategies.
●	We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.
●	Our success depends on our ability to develop products and services to address the rapidly evolving market for the content creation and social media platform industry, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.
●	If our content streaming initiatives are unsuccessful, our business, financial condition or results of operations could be adversely affected.
●	Substantial and increasingly intense competition in the social media platform and content creation industry may harm our business.
●	Systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services could harm our business and our brand, and subject us to substantial
●	We currently have ineffective internal control over financial reporting.
●	Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
●	Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
●	Tensions with North Korea could have an adverse effect on our business, financial condition, and results of operations, and the price per share of our common stock.
●	There are special risks involved with investing in Korean companies, including the possibility of restrictions being imposed by the Korean government in emergency circumstances, accounting and corporate disclosure standards that differ from those in other jurisdictions, and the risk of direct or vicarious criminal liability for executive officers of our Korean affiliates.
●	Our business may be adversely affected by developments that negatively impact the Korean economy and uncertainties in economic conditions that impact spending patterns of our customers in Korea.
●	New legislative proposals may expose our business to additional risks from litigation, regulation, and government investigations.
●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information (“PII”), that could subject the Company to significant reputational, financial, legal and operational consequences.
●	Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
●	Regulatory changes or actions may restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.
●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.
●	Our stock price may be volatile, and you could lose all or part of your investment.
●	We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses since our inception, and we intend to continue to invest in our business. As a result, we may continue to experience losses in the future.

We incurred a net loss of approximately $4.6 million and $6.2 million for the years ended December 31, 2025 and for the periods ended December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $42.5 million, and $37.9 million as of December 31, 2024. The audited report of our independent registered public accounting firm to the financial statements for the years ended December 31, 2025, and 2024, included elsewhere in the Report, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and negative working capital raise substantial doubt about our ability to continue as a going concern.

We expect to continue to invest heavily in our product development and operations, to focus on our Faning platform to increase our user base to support future growth, and to meet our expanded reporting and compliance obligations as a public company. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve or sustain profitability. If we fail to achieve or sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern. The financial statements included in this Report do not contain any adjustments which might be necessary if we were unable to continue as a going concern.

Our auditor has included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

OneStop Assurance, PAC, our independent registered public accounting firm for the fiscal year ended December 31, 2025 and December 31, 2024, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025 and December 31, 2024, indicating that our recurring losses from operations and a working capital deficiency raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain profitability or improve our liquidity position, we may not be able to continue as a going concern.

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. We will need significant additional capital, or we may be required to curtail or cease operations.

To continue as a going concern, we will require significant additional capital, which we may be unable to obtain.

The revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital in the future to continue our operations. We currently believe that existing cash on hand is sufficient to support operations for approximately two months based on the current operating cash burn rate and estimate that we will require approximately $250,000 per month to support ongoing operations and execute our business plan. Accordingly, we estimate that approximately $3.0 million of additional capital will be required over the next 12 months

We anticipate that our principal sources of liquidity will not be sufficient to fund our activities to obtain long-term, sustainable profitability. To have sufficient cash to fund our operations to obtain long-term, sustainable profitability, we will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financing. Future financing through equity investments will be dilutive to existing stockholders. The terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, all of which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability and cost of future financing. If the amount of capital we can raise from financing activities, together with any revenues and profits from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

We are a development stage company, and we may not be able to generate or sustain our growth or implement our business strategies.

We have a limited operating history. As our application offerings continue to develop, we may adjust our strategy and business model to adapt. These adjustments may not achieve expected results and may have a material and adverse impact on our financial condition and results of operations.

In addition, any growth or expansion of our business may significant strain on our management and resources. We believe that any growth of our business will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including advertising revenue, attract and retain users, increase engagement on our Faning platform, continue developing innovative technologies and application uses in response to shifting demand in the market, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of the social media market, which is relatively new, rapidly developing and subject to significant challenges. Our business relies upon our ability to cultivate and grow an active online community, and our ability to successfully monetize such community through methods that include, without limitation, advertising revenue. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the industry, including rapid technological evolution and continued shifts in user trends. Developing and integrating new content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the industry will continue to grow as rapidly as it has in the past.

Our success depends on our ability to develop products and services to address the rapidly evolving market for the content creation and social media platform industry, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

We expect that new services and technologies applicable to the content creation and social media platform industry in which we operate will continue to emerge and evolve. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in the social media platform and content creation industry. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our customers will achieve commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, laws and regulations, resistance to change from buyers or sellers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

We may also face pressures from competitors for user engagement and, in the future, advertising revenues. Some potential competitors are able to offer greater returns on content sales to content creators for similar services by cross-subsidizing their payments services through other services they offer. Such competition may result in the need for us to alter the amount we charge creators in content-sales transactions, and could reduce revenue. In addition, as we grow, influential creators may demand more customized and favorable pricing from us, and competitive pressures may require us to agree to such pricing, further reducing our gross profit.

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

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer. Since the technology industry is characterized by high demand and intense competition for talents, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. In addition, as the Company is relatively young, our ability to train and integrate new employees into our operations may not meet the growing demands of our business which may materially and adversely affect our ability to grow our business and hence our results of operations.

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

We currently have ineffective internal control over financial reporting.

We currently have ineffective internal control over financial reporting. We have historically outsourced our accounting to small firms and also replaced our accounting firm with another small firm, the transition of which has caused a lack of continuity and loss of efficiency in the preparation of our financial statements. While we intend to remediate this weakness by hiring more permanent, qualified and experienced accounting personnel at the Company and/or to hire a larger accounting firm with more resources and expertise, we may not be able to remediate this weakness.

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

Governments from time to time seek to censor content available on social media platforms, or restrict access to social media platforms from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to certain other company social media platforms has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons. If access to our products or services is restricted in one or more countries, our ability to attract users, increase user engagement, or generate advertising revenue in those markets may be adversely affected.. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. In the event that content shown on Faning is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

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

For example, the European Union traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018, the European Union’s new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective and substantially replaced the data protection laws of the individual European Union member states. The law requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. The law also increases the penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4% of a company’s worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries have laws, regulations, or other requirements relating to privacy, data protection, information security, and consumer protection, and new countries are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws by operating internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA became effective in January 2020. While the Company has not experienced any material adverse impact from the CCPA to date, compliance with evolving privacy laws and regulations may require ongoing adjustments to our data processing practices and may result in additional compliance costs in the future.

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

A substantial percentage of our revenue and costs are denominated in Korean Won, and a significant portion of our financial assets are also denominated in Korean Won, while we anticipate that a substantial portion of any debt incurred will be denominated in U.S. dollars. We may receive dividends, loans and other distributions on equity paid by our operating subsidiary in Korea. Any significant fluctuations in the value of the Korean Won may materially and adversely affect our liquidity and cash flows. For example, the depreciation of the Korean Won and other foreign currencies against the U.S. dollar typically results in a material increase in the cost of hosting services and equipment purchased from outside of Korea and the cost of servicing debt denominated in currencies other than the Korean Won. As a result, any significant depreciation of the Korean Won or other major foreign currencies against the U.S. dollar may have a material adverse effect on our results of operations. If we decide to convert our Korean Won into U.S. dollars for the purpose of repaying principal or interest expense on any future U.S. dollar-denominated debt, making payments for dividends on our common stock, or other business purposes, depreciation of the Korean Won or other foreign currencies against the U.S. dollar would have a negative effect on the U.S. dollar amount we would receive. Conversely, to the extent that we need to convert U.S. dollars into Korean Won for our operations, appreciation of the Korean Won against the U.S. dollar would have an adverse effect on the Korean Won amount we would receive.

Tensions with North Korea could have an adverse effect on our business, financial condition, results of operations, and the price per share of our common stock.

Relations between Korea and North Korea have fluctuated over the years. Tension between Korea and North Korea may increase or change abruptly as a result of current and future events. In particular, there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and ballistic missile programs as well as its hostile military actions against Korea.

North Korea’s economy also faces severe challenges, which may further aggravate social and political pressures within North Korea. Geopolitical tensions involving North Korea and the surrounding region remain elevated and unpredictable. Changes in political, economic, or military conditions in the Korean peninsula could adversely affect regional stability, financial markets, and business operations in South Korea and surrounding markets.

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

Our wholly owned subsidiary, FANING KOREA, LLC, is our Korean subsidiary and operates in a business and cultural environment that is different from that of other countries. For example, under the Foreign Exchange Transaction Act of Korea, if the Korean government determines that in certain emergency circumstances, including sudden fluctuations in interest rates or exchange rates, extreme difficulty in stabilizing the balance of payments or substantial disturbance in the Korean financial and capital markets are likely to occur, it may impose any necessary restriction such as requiring Korean or foreign investors to obtain prior approval from the Minister of Economy and Finance of Korea prior to entering into a capital markets transaction, repatriating interest, dividends or sales proceeds arising from Korean securities or from the disposition of such securities or other transactions involving foreign exchange. Although investors will hold shares of our common stock, FANING KOREA, LLC may experience adverse risks and in turn could adversely impact our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our common stock.

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

As a result of these current and changing risks, FANING KOREA, LLC’s executive officers may be named in the future in criminal investigations or proceedings stemming from our operations. In Korea, company executive officers being named in such investigations or proceedings is a common occurrence, even though in practice many such cases result in no liability to the individual. If FANING KOREA, LLC’s executive officers were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of the company and its executives and employees, our business, financial condition, and results of operations may be harmed.

Our Korean subsidiary, FANING KOREA, LLC, may be designated as an affiliated group under Korean law, in which case the group of companies would be required to make certain disclosures and implement additional corporate governance requirements.

Our Korean subsidiary, FANING KOREA, LLC is likely to be designated as a business group subject to disclosure under the Korean Monopoly Regulation and Fair Trade Act. As described in greater detail in the section titled “Government Regulation-The Monopoly Regulation and Fair Trade Act”, such a designation would impose additional corporate governance and public disclosure requirements on this group of affiliated companies. These requirements would create additional costs of compliance and could subject this group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.

FANING KOREA, LLC is subject to certain requirements and restrictions under Korean law that may, in certain circumstances, require it to act in a manner that may not be in our or our stockholders’ best interest.

Under applicable Korean law, directors of a Korean company, such as FANING KOREA, LLC , owe a fiduciary duty to the company itself rather than to its stockholders. This fiduciary duty obligates directors of a Korean company to perform their duties faithfully for the good of the company as a whole. As a result, if circumstances arise in which the good of FANING KOREA, LLC conflicts with the good of Global Interactive Technologies, Inc. or stockholders, FANING KOREA, LLC may not be permitted under applicable Korean law to act in a manner that is in the best interest of Global Interactive Technologies, Inc. as its parent, or our stockholders. For example, providing guarantees or collateral by FANING KOREA, LLC in favor of Global Interactive Technologies, Inc. as its parent, without a justifiable cause and on other than arm’s length terms may cause breach of a fiduciary duty of directors to FANING KOREA, LLC.

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

Under Korean tax law, there is an inherent risk that FANING KOREA, LLC’s transactions with its subsidiaries (if any), affiliates or any other person or company that is related to us may be challenged by the Korean tax authorities if such transactions are viewed as having been made on terms that were not on an arm’s-length basis. If the Korean tax authorities determine that any of its transactions with related parties were on other than arm’s-length terms, it may not be permitted to deduct as expenses, or may be required to include as taxable income, any amount which is found to be undue financial support between related parties in such transaction, which may have adverse tax consequences for us and, in turn, may adversely affect our business, financial condition, and results of operations.

If we are deemed to have a “place of effective management” in Korea, we will be treated as a Korean company for the purpose of Korean corporate income tax with regards to our worldwide income.

Under the Corporate Tax Act (“CTA”), as amended on August 17, 2021, a corporation having a “place of effective management” in Korea will be treated as a Korean company for the purposes of Korean corporate income tax. However, the CTA does not clearly define what constitutes “place of effective management” and, to date, there has not been any court precedent. If we are deemed to have a “place of effective management” in Korea, we will be required to file annual corporate income tax returns with the Korean tax authorities and be subject to Korean corporate income tax. Currently, the applicable rates are 9.9% (inclusive of local corporate taxes) for taxable income up to KRW 200 million, 20.9% (inclusive of local corporate taxes) for taxable income exceeding KRW 200 million and less than KRW 20 billion, 23.1% (inclusive of local corporate taxes) for taxable income exceeding KRW 20 billion and less than KRW 300 billion, and 26.4% (inclusive of local corporate taxes) for taxable income exceeding KRW 300 billion. Taxable income would include any worldwide income, such as dividends we receive from our Korean operating company and any interest income earned outside of Korea. If we are required to pay Korean corporate income tax, it may reduce our cash flow and negatively impact the returns to investors.

If we are deemed to have a “permanent establishment” in Korea, we will be subject to Korean corporate income tax with regards to any Korean source income attributable to or effectively connected with such permanent establishment.

If we are deemed to have a “permanent establishment” as defined under Korean tax law, we would be required to file annual corporate income tax returns with the Korean tax office and be subject to Korean corporate income tax. The applicable rates are 9.9% (inclusive of local corporate taxes) for taxable income up to KRW 200 million, 20.9% (inclusive of local corporate taxes) for taxable income exceeding KRW 200 million and less than KRW 20 billion, 23.1% (inclusive of local corporate taxes) for taxable income exceeding KRW 20 billion and less than KRW 300 billion, and 26.4% (inclusive of local corporate taxes) for taxable income exceeding KRW 300 billion. Taxable income includes any Korean source income attributable to or effectively connected with such permanent establishment, such as dividends we receive from our Korean operating company. If we are required to pay Korean corporate income tax, it may reduce our cash flow and negatively impact the returns to investors.

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

We have historically generated a substantial majority of our revenue from sales in Korea. Our future performance will depend in large part on Korea’s future economic growth. Adverse developments in Korea’s economy as a result of various factors, including economic, political, legal, regulatory, and social conditions in Korea may have an adverse effect on customer spending, which may not allow us to achieve our desired revenue growth. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty. As a result, future growth of the Korean economy is subject to many factors beyond our control, including developments in the global economy.

The Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets and fluctuations in oil and commodity prices have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the Korean economy. Due to liquidity and credit concerns and volatility in the global financial markets, the value of the Korean Won relative to the U.S. dollar and other foreign currencies and the stock prices of Korean companies have fluctuated significantly in recent years. Further declines in the Korea Composite Stock Price Index, and large amounts of sales of Korean securities by foreign investors and subsequent repatriation of the proceeds of such sales may adversely affect the value of the Won, the foreign currency reserves held by financial institutions in Korea, and the ability of Korean companies to raise capital. Any future deterioration of the Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.

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

South Korea continues to strengthen regulations relating to online platform operators, digital commerce, consumer protection, and fair trade practices. Changes in applicable laws and regulations may increase compliance obligations and operational costs for online platform businesses, including social media and digital community platforms such as ours.

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

These are just some examples of how our business could be affected by changing regulations. If these proposals are enacted and implemented, our Korean subsidiary, FANING KOREA, LLC could face substantial costs and management could be required to spend significant time and attention on these matters, which would divert our focus from our core business. This could adversely affect our business, financial condition, and results of operations.

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

Technology changes rapidly in the social media market which requires us to anticipate which technologies we must develop, implement and take advantage of in order to remain competitive. We have invested, and in the future may invest, in new business strategies including technologies and products. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology, or develop new technologies, which could adversely affect our financial results. It may take significant time and resources to shift our focus to new technologies, putting us at a competitive disadvantage.

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

In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications. As a result of these efforts, we anticipate that we may discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the media or other third parties. Such incidents and activities may, in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

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

For example, in the United States, the SEC has been particularly active in pursuing digital asset issuers for unregistered security offerings to U.S. residents. In Korea, the Financial Services Commission has banned initial coin offerings within Korea. We have not offered KDC in jurisdictions where it was be prohibited or in a manner that is prohibited. The initial public offering of KDC was conducted on centralized digital asset exchanges that excluded subscribers from prohibited jurisdictions. Further, we conducted no public solicitation for the offering of KDC in the United States or South Korea. Nonetheless, because KDC is available on the public blockchain it may be possible for residents in such jurisdictions to acquire KDC in peer-to-peer transactions, as most jurisdictions, including the United States and South Korea, do not prohibit private parties from engaging in peer-to-peer digital asset transactions. With respect to resales or secondary digital asset transactions, jurisdictions generally regulate intermediaries for such transactions dependent on the extent and nature of an intermediary’s role in a transaction. Decentralized finance (“defi”) applications that are connected to the public blockchain have substantially minimized the role of the intermediary. Given the emerging nature of such defi applications, the regulatory landscape pertaining to such applications is still evolving and consequently, numerous defi applications are available to transaction parties, often irrespective of the physical location of a party and irrespective of the actions or inactions of the issuers of such digital assets. To date, we do not monitor for such defi transactions, nor do we have any prospective plans to do so. Furthermore, given that we would never have access to the personal information of the parties to such transactions, even if we had the ability to restrict private defi transactions we would not have the ability to identify whether any particular transaction should be restricted under the Digital Asset Laws of any given jurisdiction or whether we would be under any obligation to endeavor to enforce such restrictions, to the extent possible. To the extent government enforcement authorities or regulators seek to enforce current or future Digital Asset Laws against us for these transactions, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and negatively impact our business operations.

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

While we no longer hold or otherwise possess Kingdom Coin (“KDC”), we are subject to compliance with securities laws, which could expose us to potential liabilities, including potential rescission rights. In August of 2021, we issued to certain creditors of HBC an aggregate total of 348,679,380 KDC in exchange for the cancellation of an aggregate value of $9,428,664 in HBC debt (the “KDC Exchange”). KDC was further listed on LBank.com in August, 2021, and XT.com in September 2021 (LBank.com and XT.com are collectively, the “Listing Platforms”). The current market price of KDC ($0.00011) is significantly lower than the valuation of KDC used to extinguish the HBC debt.

At the time of the KDC Exchange, and subsequently at the time of listing of KDC on the Listing Platforms, HBC was operated solely under the jurisdiction of the Republic of Korea (“ROK”). During the KDC Exchange, and subsequently upon the listing of KDC on the Listing Platforms, the Company did not direct any sales efforts in the United States or to U.S. Persons. Further, pursuant to the terms and conditions of each Listing Platform, neither Listing Platform permits U.S. Persons as customers. While the Company therefore believes there were no sales of KDC to or by a U.S. person, or efforts to sell KDC to U.S. persons that would be subject to U.S. federal securities laws, we relied on each of the Listing Platforms to prevent offers and sales in the United States and to U.S. persons. As such, the Company may be subject to the risks below in the event that the policies and procedures of the Listing Platforms are not effective and/or sufficient to prevent such offers and sales or that persons may have been able to circumvent such policies and procedures.

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

We regard our registered trademark(s) and pending trademarks, service marks, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on trademark law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary rights.

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

GOVERNANCE RISKS AND RISKS RELATED TO OUR COMMON STOCK

We received a notice from Nasdaq that our common stock may be delisted from trading on the Nasdaq Capital Market if we fail to comply with the continued listing requirements, including the timely filing requirements of all required periodic reports with the SEC. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

We are required to comply with certain Nasdaq continued listing requirements, including a minimum bid price for our common stock and timely filing requirements of all required periodic reports with the SEC. If we fail to maintain compliance with any of those requirements, our common shares could be delisted from Nasdaq.

On April 24, 2025, we received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that it did not timely file its Annual Report on Form 10-K for the year ended December 31, 2024, as required for continued listing on the Nasdaq Stock Market pursuant to Nasdaq Listing Rule 5250(c)(1). Subsequently, the Company filed its Annual Report on Form 10-K for the fiscal year ended 2024, thereby resolving the basis for delisting.

On April 16, 2026, we received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that it did not timely file its Annual Report on Form 10-K for the year ended December 31, 2025, as required for continued listing on The Nasdaq Stock Market pursuant to Nasdaq Listing Rule 5250(c)(1). Under Nasdaq rules, the Company has 60 calendar days from the date of notification letter from Nasdaq to submit to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1). On April 30, 2026, the Company submitted its plan to regain compliance to Nasdaq.

On May 21, 2026, we received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that it did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as required for continued listing on The Nasdaq Stock Market pursuant to Nasdaq Listing Rule 5250(c)(1). Because we had not yet filed this Annual Report on Form 10-K for the year ended December 31, 2025, any additional exception to allow us to regain compliance with the delinquent filings is limited to a maximum of 180 calendar days from the due date of the Annual Report on Form 10-K for the year ended December 31, 2025, or October 12, 2026. Additionally, we must submit an update by no later than June 22, 2026 to our original plan of compliance with respect to the filing requirement. While we expect the filing of this Annual Report on Form 10-K for the year ended December 31, 2025 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 to cause us to regain compliance with Nasdaq Listing Rule 5250(c)(1), there can be no guarantee that the Company will be able to do so.

If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	becoming a “penny stock”, which may make trading of our common stock much more difficult;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our common stock;
●	the number of investors in general that will consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Our stock price may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially depending on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid in the offering.

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

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. We may not obtain any future research coverage by securities industry analysts. In the event we are covered by research analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

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

We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will be required to comply with a variety of extensive reporting, accounting, and other rules and regulations. Compliance with each of these requirements is expensive, time consuming and intricate. Further requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. We intend to remediate this weakness by adding additional, qualified and experienced accounting personnel but there is no guarantee that we will be able to add additional qualified and experienced accounting personnel or remediate this weakness.

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

We could be an emerging growth company for up to five years following the listing of our common stock on the Nasdaq Market. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the prior June 30;
●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
●	the last day of the fiscal year ending after the fifth anniversary of the listing of our common stock on the Nasdaq Market.

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

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

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

We are a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

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

If we fail to remediate our internal control weaknesses and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

As a public company, our reporting obligations place a significant strain on our management, operational and financial resources and systems for the foreseeable future and we may be unable to timely complete our evaluation testing and any required remediation.

If we fail to remediate the weaknesses and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented, or amended from time to time, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. Generally, if we continue to fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions.

We may need additional capital, and we may be unable to obtain such capital in a timely manner or on acceptable terms, or at all. Furthermore, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

To continue as a going concern, grow our business and remain competitive, we may require additional capital from time to time for our daily operation. Our ability to obtain additional capital is subject to a variety of uncertainties, including:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have an information security program designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. These processes are integrated into our overall enterprise risk management framework. To protect our information systems from cybersecurity threats, we utilize various security tools and methodologies, including regular vulnerability assessments, that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a reasonably timely manner. These include, but are not limited to, internal reporting and tools for monitoring and detecting cybersecurity threats, as well as processes to assess and manage cybersecurity risks associated with our third-party service providers.

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We periodically review and test our information technology system on a regular basis and also utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our Audit Committee and, from time to time, our Board of Directors.

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

Management, including the Chief Executive Officer is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Chief Executive Officer, who has over 25 years of experience in information technology, network infrastructure, and cybersecurity management, oversees the Company’s cybersecurity risk management program, including supervision of internal cybersecurity personnel and external cybersecurity consultants. Management regularly evaluates cybersecurity risks, monitors prevention and detection measures, and reports material cybersecurity matters to the Board of Directors.

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

Item 2. Properties.

Our executive offices are located at 160, Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Republic of Korea 07231, and our telephone number is +82-2-564-8588 . We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of the filing of this Annual Report on Form 10-K, 2026, the Company is not subject to any material pending legal proceedings or claims. Previously disclosed legal matters were associated with subsidiaries that have since been divested and no longer affect the Company’s operations or financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information The shares of our Common Stock are traded on Nasdaq under the symbol “GITS” The shares of our Common Stock commenced public trading on August 1, 2023.

(b)

Holders

As of May 22, 2026, we had 39 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

(c)

Dividend

We have not paid any cash dividends on our common stock to date. The decision on whether to pay cash dividends on our common stock in the future will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans” for information on securities authorized for issuance under equity compensation plans.

(e)

Recent Sales of Unregistered Securities

On March 19, 2025, the Company issued 300,000 shares of Common Stock at a conversion price of $0.70 per share in connection with the conversion of $210,000 of indebtedness payable to Evan Trust. Debt conversion loss was $300,030.

On May 7, 2025, the Company issued 90,123 shares of Common Stock at a conversion price of $1.19 per share, together with warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of indebtedness payable to Hangmuk Shin. Debt conversion loss was $178,748.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jeyoun Baeg. Debt conversion loss was $257,054.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jungok You. Debt conversion loss was $257,054.

On May 20, 2025, the Company issued 246,666 shares of Common Stock at a conversion price of $0.70 per share in connection with the conversion of $172,666 of indebtedness payable to PixelArc LLC. Debt conversion loss was $175,343.

On August 19, 2025, warrants held by Jungok You were exercised at an exercise price of $1.42 per share, resulting in the issuance of 125,383 shares of Common Stock for aggregate cash proceeds of approximately $ 178,044.

All of the foregoing issuances of unregistered securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients of securities in each case represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

(f)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis together with our audited financial statements, the notes to such statements and the other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Global Interactive Technologies, Inc. (“Global Interactive Technologies” or the “Company”) is a Delaware corporation operating and developing Faning, a global digital fan engagement platform focused on Korean entertainment and culture, including K-pop.

Faning is designed to support online fan communities, user interaction, multilingual communication, and digital engagement experiences across mobile and web-based services. The platform evolved from the legacy Fantoo platform ecosystem.

During 2025, the Company’s primary operational focus was the continued development, maintenance, and support of the Faning platform, along with preparation for future commercialization initiatives. The Company also focused on public company compliance activities, operational restructuring, and financing initiatives.

Although the Company continued developing monetization-related functionality during 2025, including digital engagement features, subscription-related functionality, and advertising infrastructure, the Faning platform remained in an early-stage commercialization phase as of December 31, 2025. Revenue generated from the platform during the year remained limited.

The Company believes that continued global interest in Korean entertainment and culture may create future opportunities for user engagement and platform growth; however, the Company’s future growth and commercialization efforts remain subject to substantial uncertainty, including user adoption, successful execution of monetization initiatives, availability of capital resources, and overall market conditions.

Faning Platform

The Faning platform includes community engagement tools, messaging and communication features, multilingual support functionality, user-generated content capabilities, and digital participation systems intended to facilitate interaction among users with shared entertainment and cultural interests.

The Company has also explored and developed various monetization initiatives associated with the platform, including digital engagement tools, subscription-related functionality, advertising infrastructure, and other fandom-related digital services. As of December 31, 2025, these monetization initiatives remained in early stages of commercialization.

Key Performance Indicators

Management monitors certain operational metrics and key performance indicators (“KPIs”) to evaluate platform activity and future business opportunities. These metrics include registered users, monthly active users (“MAUs”), average revenue per user (“ARPU”), and user acquisition cost (“UAC”).

The legacy Fantoo platform historically accumulated approximately 26.6 million registered accounts as of December 31, 2024. The Company views this historical registered account base as a potential long-term strategic asset; however, the Company did not complete a migration or reactivation of this historical user base during 2025 and cannot currently predict the extent to which such historical users may become active users, retained users, or monetizable users within the Faning platform.

ARPU remained limited during 2025 as the Company continued operating in an early-stage commercialization phase. Management expects that future operational performance, if commercialization initiatives are successfully implemented, may depend on user engagement, monetization adoption, marketing efficiency, and broader platform growth initiatives.

Components of Results of Operations

Functional Currency

The functional currency of the Company’s operations is the Korean Won (“KRW”). The Company’s some accounting records are maintained in KRW and translated into the U.S. Dollar(“USD”) for financial reporting purposes. Exchange rate fluctuations between KRW and USD may affect the Company’s reported financial results.

Revenue

The Company’s revenue is currently derived primarily from limited early-stage Faning platform-related activities and certain legacy business activities. Revenue during 2025 remained limited as the Company continued operating in an early-stage commercialization phase.

The Company has been developing monetization initiatives associated with the Faning platform, including digital engagement features, subscription-related functionality, advertising-related infrastructure, and other platform-based services. However, these monetization initiatives remained in early stages during 2025 and did not generate material revenue during the fiscal year.

Cost of Revenue

Cost of revenue consists primarily of platform-related service costs, hosting and infrastructure expenses, and other costs directly associated with revenue-generating activities.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of advertising, promotional activities, user acquisition initiatives, consulting expenses, travel, and other marketing-related costs. Advertising costs are expensed as incurred.

Sales and marketing expenses may fluctuate depending on the timing and scale of future marketing initiatives and commercialization activities.

Research and Development Expense

Research and development expense consists primarily of costs associated with maintaining, supporting, and developing the Faning platform, including software development, contractors, technology infrastructure, and related personnel costs.

General and Administrative Expense

General and administrative expenses consist primarily of personnel-related costs, professional fees, public company compliance expenses, legal and accounting costs, investor relations expenses, consulting fees, office expenses, and other corporate administrative costs.

During 2025, a substantial portion of the Company’s operating expenses related to public company compliance activities, financing initiatives, legal and professional fees, and corporate administrative matters.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

Revenue for the year ended December 31, 2025 was approximately $1,932, compared to no material revenue during the year ended December 31, 2024.

Revenue during 2025 primarily reflected limited early-stage commercialization activities associated with the Faning platform. The Company remained in the development and user integration phase throughout most of 2025, and monetization initiatives had not yet achieved material scale.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were approximately $2.44 million, compared to approximately $0.89 million for the year ended December 31, 2024.

Line Item	FY2025	FY2024	Change
Revenue	1,932	0	1,932
Operating Expenses	2,440,752	888,363	1,552,389
Other Expenses	2,194,073	3,895,288	(1,701,215)
Net Loss	4,632,893	6,171,969	(1,539,076)
Cash and Cash Equivalents	6,990	2,352	4,638
Stockholders’ Equity	3,442,705	5,736,084	(2,293,379)

The increase in operating expenses was primarily attributable to public company operating costs, including legal, accounting, audit, investor relations, Nasdaq compliance, and other professional expenses associated with operating as a publicly listed company, as well as expenses related to attempted financing and capital markets activities during 2025. The increase was not primarily driven by material revenue-generating operations.

The Company also incurred additional expenses related to corporate governance, SEC reporting obligations, financing initiatives, and administrative infrastructure associated with maintaining and supporting its public company operations. During 2025 and 2024, Research and Development expenses and Sales and Marketing expenses remained minimal, as the Company primarily focused its resources and liquidity on establishing its public company infrastructure and corporate governance. However, the Company expects these expenses to increase significantly in future periods as it shifts focus toward platform development and user growth.

The Company expects operating expenses to remain elevated as it continues investing in platform functionality, infrastructure scalability, and user acquisition initiatives, while also continuing to incur significant public company compliance and professional service costs.

Impairment Loss on Intangible Assets

The Company recorded an impairment loss on intangible assets of approximately $1.02 million during the year ended December 31, 2025, compared to approximately $94,000 during the year ended December 31, 2024.

The impairment charge primarily reflected management’s reassessment of projected future cash flows and commercialization timelines associated with certain intangible assets, taking into account the Company’s limited current revenues, ongoing operating losses, and revised near-term market assumptions.

Net Loss

Net loss for the year ended December 31, 2025 was approximately $ 4.63 million, compared to approximately $6.17 million during the year ended December 31, 2024.

The decrease in net loss was primarily attributable to the gain on disposal of subsidiaries recognized during 2024, partially offset by increased operating expenses and higher impairment charges during 2025.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents of approximately $6,990, compared to approximately $2,352 as of December 31, 2024.

The following table summarizes our cash flows from continuing operations for the periods presented:

	December 31, 2025 ($)	December 31, 2024 ($)	Change ($)
Not cash used in operating activities	(751,197)	(456,431)	(294,766)
Net cash provided by investing activities	0	154,418	(154,148)
Net cash provided by financing activities	757,344	368,152	389.192
Total Net Change in Cash – Continued Operations	6,147	65,887	(59,740)
Cash beginning of period – continued operations	2,352	69,688	(67,336)
Cash end of period – continued operations	6,990	2,352	4,638

Operating Activities

Net cash used in operating activities from continuing operations was $751,197 for the year ended December 31, 2025, compared to $456,431 for the year ended December 31, 2024. Although our net loss decreased slightly from $4,783,651 in 2024 to $4,632,893 in 2025, the cash outflow from operations increased by $294,766. This increased cash usage was primarily driven by cash paid for public company operating costs and compliance activities, partially offset by significant non-cash adjustments in 2025, including $1,021,192 in amortization, $1,168,228 in debt extinguishment loss, and $1,019,611 in impairment loss on intangible assets, as well as a $459,096 increase in non-trade accounts payable.

Investing Activities

Net cash provided by investing activities from continuing operations was $0 for the year ended December 31, 2025, compared to $154,148 for the year ended December 31, 2024. The cash inflow in 2024 was primarily attributable to $84,154 from the collection of short-term loan receivables and $84,097 from the disposal of property and equipment, whereas there were no such investing activities or asset disposals during 2025.

Financing Activities and Capital Resources

The Company has historically financed operations through equity issuances, debt financing, and related-party support. Net cash provided by financing activities from continuing operations was $757,344 for the year ended December 31, 2025, compared to $368,152 for the year ended December 31, 2024. The $389,192 increase in financing cash inflow was primarily driven by capital raising and liquidity management initiatives in 2025, which included $358,573 in proceeds from short-term loan payable, $220,727 in proceeds from short-term loan payable from related parties, and $178,044 in proceeds from the exercising of warrants. These inflows were utilized to fund our working capital requirements and support ongoing public company compliance operations.

Stockholders’ equity decreased from approximately $5.7 million as of December 31, 2024 to approximately $3.4 million as of December 31, 2025. The decrease was primarily driven by the Company’s net loss for 2025, debt conversions and warrant exercise and the impairment charge on intangible assets. The Company also effected a 1-for-20 reverse stock split in January 2025, which reduced the number of outstanding shares but did not materially affect total stockholders’ equity.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As of December 31, 2025, we had cash and cash equivalents of $6,990. For the year ended December 31, 2025, we incurred a net loss of $4,632,893 and used cash in operating activities of $751,197. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management intends to address these conditions by continuing the launch and commercialization of the upgraded Faning 2.0 platform, pursuing K-food products and entertainment-related business ventures, seeking to increase user engagement and monetization, controlling operating costs, and pursuing additional capital through equity financings, borrowings, or other available financing arrangements.

The Company currently believes that its existing cash on hand is sufficient to support operations for approximately two months based on the current operating cash burn rate.

Management estimates that the Company will require approximately $250,000 per month to support ongoing operations and execute its business plan. Accordingly, the Company estimates that approximately $3.0 million of additional capital will be required over the next 12 months.

To address its liquidity needs and support future operations, the Company entered into an Equity Purchase Agreement with Hudson Global Ventures providing access to up to $18 million in equity financing through an equity line facility, subject to the terms and conditions of the agreement. Management believes this financing arrangement provides the Company with access to sufficient capital resources to support its planned operations and growth initiatives.

There can be no assurance that the Company will be successful in obtaining additional financing or achieving profitable operations.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions include:

●	Fair value measurements including the fair value of the Company’s common stock;

●	Stock-based compensation;

●	Recoverability, useful lives, and impairment assessments of long-lived and intangible assets;

●	Valuation allowance relating to the Company’s deferred tax assets; and

●	Assumptions related to projected future cash flows and commercialization timing.

Management evaluates these estimates on an ongoing basis using historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Recent Developments and Outlook

During 2025, the Company continued transitioning the Faning platform from a development-focused stage toward early-stage commercialization. Management expects future operational focus to include:

●	migration and re-engagement of legacy Fantoo users;

●	enhancement of monetization tools and subscription functionality;

●	targeted user acquisition in selected international markets;

●	strategic partnerships involving entertainment and digital content; and

●	expansion of platform engagement features.

The Company’s future growth remains dependent on successful user adoption, execution of its commercialization strategy, and access to external financing.

Convertible Debt

On March 19, 2025, the Company issued 300,000 shares of Common Stock at a conversion price of $0.70 per share in connection with the conversion of $210,000 of indebtedness payable to Evan Trust. Debt conversion loss was $300,030.

On May 7, 2025, the Company issued 90,123 shares of Common Stock at a conversion price of $1.19 per share, together with warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of indebtedness payable to Hangmuk Shin. Debt conversion loss was $178,748.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jeyoun Baeg. Debt conversion loss was $257,054.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jungok You. Debt conversion loss was $257,054.

On May 20, 2025, the Company issued 246,666 shares of Common Stock at a conversion price of $0.70 per share in connection with the conversion of $172,666 of indebtedness payable to PixelArc LLC. Debt conversion loss was $175,343.

On August 19, 2025, warrants held by Jungok You were exercised at an exercise price of $1.42 per share, resulting in the issuance of 125,383 shares of Common Stock for aggregate cash proceeds of approximately $ 178,044.

During the year ended December 31, 2025, the company recorded loss on extinguishment of debt of $1,168,228.

Contractual Obligations

As of December 31, 2025, the Company did not have any material long-term contractual obligations, other than obligations incurred in the ordinary course of business, including accrued professional fees and other accounts payable reflected in the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company did not have any off-balance sheet arrangements, as defined under applicable SEC rules, that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions include:

●	Fair value measurements (including the fair value of the Company’s common stock);

●	Stock-based compensation;

●	Recoverability, useful lives, and impairment assessments of long-lived and intangible assets;

●	Valuation allowance relating to the Company’s deferred tax assets; and

●	Assumptions related to projected future cash flows and commercialization timing.

Management evaluates these estimates on an ongoing basis using historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Recent Accounting Pronouncements

We have determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency and credit.

Foreign Currency Risk

The Company’s functional currency is KRW and reporting currency is USD. FANING KOREA, LLC, the Company’s wholly owned Korean subsidiary, maintains certain local accounts and records in KRW in connection with administrative support activities in South Korea.

As a result, the Company may be exposed to foreign currency risk from fluctuations in exchange rates between KRW and USD with respect to KRW-denominated assets, liabilities, expenses, and cash flows associated with FANING KOREA, LLC’s administrative activities.

The Company does not currently enter into derivative instruments or other hedging transactions to manage foreign currency risk.

Credit Risk

The Company’s cash and cash equivalents, deposits, and other balances held with banks and financial institutions may be subject to concentration of credit risk. The Company seeks to place its cash and cash equivalents with financial institutions that management believes are of acceptable credit quality.

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

On January 4, 2024, Global Interactive Technologies, Inc. (Former: Hanryu Holdings, Inc (the “Company”) retained ONESTOP Assurance PAC (“ONESTOP”) as its independent registered public accounting firm for the fiscal year ending December 31, 2023.

On May 11, 2024, the Company retained ONESTOP as its independent registered public accounting firm since the previous independent public accounting firm engaged by the Company for the fiscal year ending December 31, 2022, BF Borgers CPA PC (“BFB”), is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the SEC’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024. BFB’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. There have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) and no “reportable event” occurred (as that term is defined in Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended December 31, 2022 and 2021 and the subsequent interim periods up to the date between the Company and BFB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BFB, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for those periods.

At the annual meeting of shareholders held on December 29, 2025, the Company appointed ONESTOP as its independent registered public accounting firm for the fiscal year ended December 31, 2025.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and (b) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management acknowledges the observation and understands the importance of establishing formal risk assessment procedures and strengthening segregation of duties. Due to the Company’s current size and limited resources, certain functions remain concentrated. However, management plans to gradually enhance internal control procedures, including periodic risk assessments and improved review processes, as the Company continues to grow.

Management acknowledges the need to further strengthen the accounting team’s technical knowledge of U.S. GAAP. The Company intends to continue working with external consultants and advisors and will provide additional training and supervision to improve the accuracy and consistency of financial reporting.

Management recognizes the importance of specialized U.S. GAAP expertise. The Company will continue to engage external accounting professionals and technical consultants when necessary and intends to strengthen internal capabilities over time through additional training and recruitment efforts, subject to available resources.

Management acknowledges the deficiency related to the identification and disclosure assessment of related parties. The Company has corrected the public filing through an amended filing and plans to implement enhanced procedures for identifying, documenting, and reviewing related-party relationships and transactions prior to future SEC filings.

These material weaknesses could result in a misstatement of account balances or disclosures such that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, management performed additional analyses and other procedures and concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to material weaknesses in our internal control over financial reporting described above.

Changes in Internal Control Over Financial Reporting

On December 22, 2025, during the quarter ended December 31, 2025, the Company’s Chief Financial Officer, Juhyon Shin, submitted his resignation, which was accepted by the company in March 2026 and was disclosed in the Company’s Current Report on Form 8-K filed on March 19, 2026.

During the transition, the Company relied on management oversight and outside accounting and professional advisors to support its financial reporting process.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect resource constraints, and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers, directors and director nominees as of December 31, 2025.

Name	Age	Position
Executive Officers and Directors
Taehoon Kim	52	Chief Executive Officer
Juhyon Shin (1)	52	Chief Financial Officer
John S. Morris	62	Independent Director
Amy Shi	44	Independent Director
Jay Hyong Woo	54	Independent Director
Larry Namer	77	Independent Director

(1)	Juhyon Shin submitted his resignation as Chief Financial Officer on December 22, 2025, effective March 2026 and as disclosed in the Company’s Current Report on Form 8-K filed on March 19, 2026

Background of Executive Officers and Directors

Taehoon Kim, age 52, Chief Executive Officer

Taehoon Kim was appointed as the Chief Technology Officer (CTO) and Vice President of Hanryu Holdings on June 1, 2022, and was later appointed as the interim Chief Executive Officer by the Board of Directors on February 26, 2024. Mr. Kim was the Founder of Rulemakr Inc. and served as CEO from June 2014 to May 2021. He also served as CEO at Webzen Mobile, Inc. from May 2012 to May 2014, as COO at Webzen, Inc. from September 2008 to April 2012, and as Director at NHN Games Corporation from August 2005 to August 2008. He has over 25 years of experience in information technology, network infrastructure, and cybersecurity management, oversees the Company’s cybersecurity risk management program, including supervision of internal cybersecurity personnel and external cybersecurity consultants. Mr. Kim earned a bachelor’s degree in the Department of German Language Education in Seoul National University in February 1997 and received his MBA from Seoul National University in February 2014.

John S. Morris, Independent Director

John S. Morris was elected as a director of the Company in February, 2022. Mr. Morris has served as the Chief Financial Officer of Metra Commuter Rail since July 25, 2022. From January 2021 to June 2022, he worked as an Independent Financial Consultant that produced financial models for credit card industry clients. From 2015 to 2021, he was the finance leader for Synchrony’s Oil and Gas Programs. Prior to that, Mr. Morris served as Chief Financial Officer for US Commercial Cards at J.P. Morgan from 2010 to 2014, and as the financial leader for programs including Best Buy and Yamaha at HSBC from 2007 to 2009. Mr. Morris is a Certified Public Accountant and earned a bachelor’s degree in nuclear engineering from the United States Military Academy at West Point, an MBA from Northwestern University’s Kellogg School of Management, and a Master of science degree from the University of Southern California’s Viterbi School of Engineering.

Mr. Morris was selected to be a director based on his background as a financial analysis executive with over 20 years of experience in the financial services industry.

Amy Shi, Independent Director

Amy Shi was elected as a director of the Company in December 2024. Ms. Shi brings over 20 years of experience in business development and relationship management across the banking, investment management, international trade, media, and technology industries. Since December 2024, she has served as Managing Member and CEO of PixelArc LLC, a Hollywood-based TV and film IP management and production company. From September 2020 to December 2024, she worked as an independent management consultant in Seoul. Ms. Shi had made significant contributions to the Company as an independent consultant from October 2021 to April 2023. From May 2019 to August 2020, Ms. Shi served as Vice President at HSBC and from August 2012 to May 2019 as Assistant Vice President at JPMorgan Chase. In the technology sector, she held a Partner Relations role at Apple Inc. from 2016 to 2017 and earlier worked at China Telecom from 2002 to 2005. She also has prior experience in operations and management consulting at Bestview International and Phoenix Design. Fluent in English, Mandarin, and Korean, Ms. Shi holds dual bachelor’s degrees in Computer Science and Marketing, and a Master’s degree from the Ohio State University.

We believe Ms. Shi’s extensive background in banking, technology, and media, combined with her cross-industry management expertise and global perspective, qualifies her to serve on our board of directors.

Jay Hyong Woo, Independent Director

Jay Hyong Woo was appointed as a director of the Company on February 14, 2022. Mr. Woo has served as the president of Epic Pro, Inc since November 2003. He also served as the Chief Executive Officer of CTK US from August 2017 to December 2021. Mr. Woo also served as the President of Crossen, Inc, from August 2009 to March 2018. Mr. Woo earned a Bachelor of Arts in Hotel Management from the University of Nevada Las Vegas.

Mr. Woo was selected to be a director based on his extensive experience operating and advising businesses in a number of different industries. This will benefit the Company as we develop our business and seek to expand the areas in which we operate.

Larry Namer, Independent Director

Larry Namer was elected as a director of the Company in December 2024. Mr. Namer founded E! Entertainment in July 1987 and served as President and Chairman of LJN Media from January 2003 to the present. Mr. Namer is a seasoned media entrepreneur and innovator with over 50 years of experience in the entertainment industry. He is best known for founding E! Entertainment Television, a network currently in 140 countries and valued at over $5.0 billion. Prior to that, Mr. Namer also served as President of Company Communications from February 1989 to January 2023. Mr. Namer also served as Chairman of Steeplechase Media from January 1985 to December 2003. He has worked extensively in Russia until 2003 and then moved on to China where his company Metan continues bringing Western media to international audiences reaching over one billion Mandarin speakers. Mr. Namer earned a bachelor’s degree in economics from Brooklyn College. We believe Mr. Namer’s extensive experience in the entertainment industry qualified him to serve on our board of directors.

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

Director Independence

Our Board has determined that each member of the Board qualifies as an independent director in accordance with the rules of the Nasdaq Stock Market (“Nasdaq”). The director independence definition under the Nasdaq rule includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Family Relationships

None of our directors or executive officers is related by blood, marriage or adoption.

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

Board Committees and Independence

Our Board has established the following three standing committees: audit committee, compensation committee, and nominating and governance committee. Our Board has adopted written charters for each of these committees. We made each committee’s charter available under the Corporate Governance section of our website at https://gitechnologies.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report. All members of the audit nominating and governance, and compensation committees meet the criteria for independence.

Audit Committee and Audit Committee Financial Experts

The Audit Committee consists of John S. Morris, Jay Hyong Woo, and Larry Namer, with Mr. Morris serving as the Chairman.

Mr. Morris, as the Chairman, is qualified to serve as an audit committee financial expert and satisfies the applicable independence requirements.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities (the “Insider Trading Policy”) that applies to all of the Company’s directors, officers, employees and other covered persons identified within the Insider Trading Policy. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules and regulations, as well as Nasdaq listing standards applicable to the Company, relating to insider trading. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable federal securities laws and Nasdaq listing requirements. The Company does not currently have any practices or policies regarding the ability of any of its employees, officers or directors to purchase financial instruments or otherwise engage in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors or executive officers has been involved in any legal proceeding that is material to the evaluation of their ability or integrity relating to any of the items set forth under Item 401(f) of Regulation S-K. None of our directors or executive officers is a party adverse to the Company or any of its subsidiaries in any material proceeding or has a material interest adverse to the Company or any of its subsidiaries.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all filing requirements applicable to our directors, executive officers, and persons who own more than 10% of our common stock were complied with during 2025, except for the following filings:

●	The Evan Trust filed a late Form 3 on May 22, 2025 for a transaction dated February 18, 2025.
●	Amy Shi filed a late Form 3 on May 22, 2025 for a transaction dated December 31, 2024.
●	Amy Shi filed a late Form 4 on June 16, 2025 for a transaction dated May 20, 2025.
●	Hangmuk Shin and Sewang Co., Ltd. filed a late Form 4 on April 24, 2026 for a transaction dated October 29, 2025.

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

Item 11. Executive Compensation

We are an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table, an Outstanding Equity Awards at Fiscal Year-End Table, and limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Our reporting obligations extend only to our “named executive officers,” consisting of our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year.

Name and principal position	Year	Compensation(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensations ($)	Total ($)
Taehoon Kim	2025	Received	0	-	-	-	-	0
Chief Executive Officer		Accrued	58,600	-	-	-	-	58,600

Juhyon Shin	2025	Received	44,000	-	-	-	-	44,000
Chief Financial Officer(3)		Accrued	0	-	-	-	-	0

Taehoon Kim	2024	Received	0	-	-	-	-	0
Chief Executive Officer		Accrued	58,600	-	-	-	-	58,600

Juhyon Shin	2024	Received	33,588	-	-	-	-	33,588
Chief Financial Officer		Accrued	10,412	-	-	-	-	10,412

(1)	Accrued and unpaid salary expenses which were recorded for the years ended December 31, 2025 and December 31, 2024 will be paid and was paid during the year of 2025 and 2024.
(2)	This column represents the grant date fair value calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). These amounts do not represent the actual value, if any, that may be realized by the Named Executive Officers.
(3)	Juhyon Shin submitted his resignation as Chief Financial Officer on December 22, 2025, effective March 2026 and as disclosed in the Company’s Current Report on Form 8-K filed on March 19, 2026.

Elements of Compensation

Our executive compensation program consisted of the following components of compensation in 2025 and 2024:

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

Equity Incentive Awards

Moving forward, we believe that to attract and retain management, key employees and non-management directors, the compensation paid to these persons should include, in addition to base salary, annual equity incentives. Our Compensation committee will determine the amount and terms of equity-based compensation granted to each individual. In determining whether to grant certain equity awards to our executive officers, the Compensation Committee will assess the level of the executive officer’s achievement of meeting individual goals, as well as the executive officer’s contribution towards goals of the Company. Whenever possible, equity incentive awards will be granted under our equity incentive plan, described below. Since the Company does not currently grant equity awards, it has not yet adopted a policy or practice regarding granting equity awards.

Employment Agreements and Potential Payments upon Termination or Change of Control

On June 1, 2022, Taehoon Kim entered into an employment agreement to serve as Chief Technology Officer and Vice President. He was subsequently appointed Interim Chief Executive Officer on February 26, 2024 and later formally appointed Chief Executive Officer on March 26, 2026 by the Board of Directors respectively. Effective April 1, 2024, he received an annual base salary of $58,600 under an initial one-year term commencing March 1, 2024, and continued serving in such capacity after the expiration of the initial term.

On May 3, 2021, Juhyon Shin entered into an employment agreement to serve as Chief Financial Officer. Effective April 1, 2024, he received an annual base salary of $44,000 under an initial one-year term beginning April 1, 2024, and continued serving in such capacity after the expiration of the initial term. On December 22, 2025, Mr. Shin submitted his resignation, which was accepted by the Company in March 2026 and disclosed in a Current Report on Form 8-K filed on March 19, 2026.

None of the aforementioned employment agreements require any payments beyond salary already earned in the event of the executive’s termination or a change in control.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock option awards, or other equity-based awards, held by any of the Named Executive Officers as of December 31, 2025.

Director Compensation

Each of our non-employee directors are entitled to receive a monthly retainer of $3,000 for serving on the Board, which fee may be paid either in cash, options or shares of common stock. As of December 31, 2025, we have paid no compensation to non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	1,500,000
2022 Omnibus Equity Incentive Plan
Total	-	-	1,500,000

Stock Option and Incentive Plan

Our Board unanimously approved the Global Interactive Technologies, Inc. 2022 Omnibus Equity Incentive Plan, formerly the Hanryu Holdings, Inc. 2022 Omnibus Equity Incentive Plan, on February 14, 2022. Following the Company’s 1-for-20 reverse stock split effected on January 27, 2025, the maximum number of shares of common stock issuable under the Plan is currently 75,000 shares, subject to adjustment for stock splits, stock dividends, recapitalizations, or other similar changes in our common stock or capital structure.

The Plan provides for the grant of (a) Incentive Stock Options, within the meaning of Section 422 of the Internal Revenue Code, to full-time employees, subject to the requirements of Section 422(c)(6) where an employee owns 10% or more of our outstanding voting stock; (b) Non-Qualified Options; (c) stock awards; and (d) performance shares to employees, members of our Board, and independent contractors who provide services to the Company.

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

Security Beneficial Ownership

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of May 22, 2026 for (i) each of our named executive officers and directors individually, (ii) all of our current executive officers and directors as a group, and (iii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. The percentage of beneficial ownership in the table below is based on 3,674,208 shares of common stock outstanding as of May 22, 2026.

Name, address and title of beneficial owner(1)	Shares of Common Stock	Total Number of Shares Beneficially Owned	Percentage of Voting Common Stock Outstanding(2)
Officers and Director
Taehoon Kim Chief Executive Officer	7,500	7,500	0.20%
Juhyon Shin(3) Chief Financial Officer	5,000	5,000	5,000
John S. Morris Independent Director	-	-	-
Amy Shi(4) Independent Director	12,500	259,166 (Including indirect ownership of PixelArc 246,666 shares)	7.05%
Jay Hyong Woo Independent Director	-	-	-
Larry Namer Independent Director	-	-	-
All current Executive Officers and Directors as a Group (5 Individuals)	20,000	266,666	7.25%
Greater than 5% Stockholders
Hangmuk Shin and his related parties(5)	436,915	436,915	11.89%
Evan Trust(6)	300,000	300,000	8.17%
Jungok You(7)	261,200	261,200	7.11%

(1)	Unless otherwise indicated, the business address for each of the executive officers and directors is c/o Global Interactive Technologies, Inc., 160, Yeouiseo-ro, Yeongdeungpo-gu, Seoul, Republic of Korea 07231.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership by that person, shares of voting common stock subject to outstanding rights to acquire shares of voting common stock held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage of ownership by any other person.
(3)	Juhyon Shin submitted his resignation as Chief Financial Officer on December 22, 2025, effective March 2026 and as disclosed in the Company’s Current Report on Form 8-K filed on March 19, 2026
(4)	Beneficial ownership includes (i) 12,500 shares of common stock held individually and (ii) 246,666 shares of common stock held by PixelArc LLC, an entity controlled by Amy Shi.
(5)	Beneficial ownership includes (i) 285,000 shares of common stock held by Hangmuk Shin individually (including 27,124 shares held by Mr. Shin’s spouse, and 2,950 shares held in the aggregate by Mr. Shin’s children), (ii) 151,915 shares of common stock held by Sewang Co., Ltd., an entity controlled by Mr. Shin, and (iii) 81,739 shares of common stock underlying warrants issuable upon exercise of warrants at an exercise price of $1.29. Mr. Shin has sole beneficial ownership of the shares, and may be deemed to share beneficial ownership of the shares owned by his spouse, children and Sewang Co., Ltd. Mr. Shin has sole voting and dispositive power over the shares held directly in his name and may be deemed to have shared voting and dispositive power over the shares held by his spouse, children and Sewang Co., Ltd. The principal business address of Hangmuk Shin and related entities is 13-10, Seochodaero 65 gil, Seocho-gu, Seoul, Korea. The foregoing information is based upon a Schedule 13D/A filed by Hangmuk Shin with the SEC on April 24, 2026.
(6)	The trustee of the Evan Trust is Amy Shi, a director of the Company. Ms. Shi has voting and dispositive power over the shares held by the Evan Trust. Ms. Shi is not a beneficiary of the Evan Trust, does not have any pecuniary interest in such shares and disclaims beneficial ownership of such shares. The principal business address of the Evan Trust is 950 N. Kings Road, #218, West Hollywood, California 90068. The foregoing information is based solely upon a Schedule 13D filed by the Evan Trust on May 22, 2025.
(7)	The principal business address of Jeongok You is Seongsuil-ro 4-gil, Seongdong-gu, Seoul, Korea. The foregoing information is based upon information provided by such stockholder to the Company.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence Certain Relationships and Related Transactions

Related Party Transactions

The Company is affiliated with several individuals that have common ownership, and transacts a portion of its business with related parties.

Short-Term Loan Payables

	December 31, 2025 ($)	December 31, 2024 ($)
Taehoon Kim	583	-
Jaeman Lee	84,733	255,286
Hangmuk Shin	6,969	94,321
PixelArc LLC	963	-
Total	93,248	349,607

Taehoon Kim (CEO)

- On January 8, 2025, the Company entered into a short-term loan agreement with Taehoon Kim with a principal amount of $583 and an interest rate of 0%. It matured on January 7, 2026.

Jaeman lee (Family of an independent director)

- The Company entered into a short-term loan agreement with Jaeman Lee for the period from July 1, 2024, to December 31, 2024, and the outstanding loan balance as of December 31, 2024, was $255,286. They matured onfrom June 30, 2025 to December 30, 2025.  (The loan was partially deposited in KRW, which may result in a slight difference in the loan amount when converted to USD due to exchange rate fluctuations.)

- On February 4, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 7,000,000 (USD 4,764), and it matured on February 3, 2026.  The principal and interest will be repaid at maturity.

- On February 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 29,144,850 (USD 21,000), and it matured on February 6, 2026.  The principal and interest will be repaid at maturity.

- On April 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 510,000 (USD 347), and it matured on April 6, 2026.  The principal and interest will be repaid at maturity.

- On February 17, 2025, Jaeman Lee, with the Company’s consent, transferred the Company’s loan of $210,000 (KRW 300,000,000) to Evan Trust

- On April 11, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,020,000 (USD 699), and it matured on April 10, 2026.  The principal and interest will be repaid at maturity.

- On May 5, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,000,000 (USD 701), and it matured on May 4, 2026.  The principal and interest will be repaid at maturity.

- On July 2, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 150,000 (USD 110), and the maturity date is July 1, 2026. The principal and interest will be repaid at maturity.

- On July 24, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 6,130,000 (USD 4,444), and the maturity date is July 23, 2026. The principal and interest will be repaid at maturity.

- On August 5, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 146,000 (USD 105), and the maturity date is August 4, 2026. The principal and interest will be repaid at maturity.

- On December 3, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,212,420 (USD 825), and the maturity date is February 3, 2026.  The principal and interest will be repaid at maturity.

Hangmuk Shin (Greater than 10% shareholder)

- The Company entered into a short-term loan agreement with Hangmuk Shin for the period from July 1, 2024, to December 31, 2024, and the outstanding loan balance as of December 31, 2024, was $94,321. They matured on from June 30, 2025 to December 30, 2025.  (The loan was partially deposited in KRW, which may result in a slight difference in the loan amount when converted to USD due to exchange rate fluctuations.)

- On January 14, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 3,310,000 (USD 2,249), and it matured on January 13, 2026.  The principal and interest will be repaid at maturity.

- On March 6, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 6,500 (USD 4), and it matured on March 5, 2026.  The principal and interest will be repaid at maturity.

- On March 24, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD 34), and it matured on March 23, 2026.  The principal and interest will be repaid at maturity.

- On March 26, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD 34), and it matured on March 25, 2026.  The principal and interest will be repaid at maturity.

- On May 7, 2025, the Company issued 90,123 shares of Common Stock at a conversion price of $1.19 per share, together with warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of indebtedness payable to Hangmuk Shin.

- On December 31, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 10,000,000 (USD 6,969), and the maturity date is December 30, 2026.

PixelArc, LLC

-	On February 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 8%. The principal amount was USD $86,666 and it matured on March 14, 2026.
-	On April 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 0%, the principle amount was USD $86,000, The it matured onMay 15 2025.
-	On May 20, 2025, the Company accepted PixelArc’s proposal, the total loan principle balance of USD $172,666 was converted into 246,666 shares at $0.7 per share, following the default of the April 18 2025 loan. The shares were issue on May 24, 2025. Accrued interest in the amount of USD $3490.44 remain outstanding.
-	On August 18, 2025, the Company entered into an interest free short term borrowing agreement with PixelArc, LLC, the principle amount was USD $1,000, repayable upon demand.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance – Director Independence.”

Item 14. Principal Accountant Fees and Services.

We have appointed One Stop Assurance PAC(“ONESTOP”) to serve as our independent registered public accounting firm for the fiscal years ending December 31, 2025 and December 31, 2024.

Fees Billed to the Company in fiscal year 2025 and 2024

The following table sets forth the fees billed to us by our principal auditor, ONESTOP, professional services rendered for the during the fiscal years ended December 31, 2025 and December 2024:

	December 31, 2025 ($)	December 31, 2024 ($)
Audit fees(1)	192,000	180,000
Audit related fees(2)	9,600	9,000
Tax fees(3)	0	0
All other fees(4)	31,500	0
Total	233,100	189,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.
(2)	Audit Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.
(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.
(4)	All other Fees — Including fees for comfort letters regarding S-1 and the related fees.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2025.

At the annual meeting of shareholders held on December 29, 2025, the Company appointed ONESTOP Assurance PAC (“ONESTOP”) as its independent registered public accounting firm for the fiscal year ended December 31, 2025.

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

Item 16. Form 10-K Summary

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Global Interactive Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Interactive Technologies, Inc. and its subsidiaries (“the Company”) as of December 31, 2025, and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Singapore

May 22, 2026

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and December 31, 2024

	December 31, 2025 ($)	December 31, 2024 ($)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	6,990	2,352
Short-term loans, net of allowance	-	338
Accounts receivable, net of allowance	46	-
Non-trade receivables	8,525	297
Prepaid expenses and other receivables	26,715	-
Total current assets	42,276	2,987
PROPERTY AND EQUIPMENT, NET	1,494	2,656
INTANGIBLE ASSETS, NET	3,029,061	4,940,000
OPERATING LEASE RIGHT-OF-USE ASSETS	1,264,546	1,458,780
PREPAYMENT	38,717	-
Total Assets	4,376,094	6,404,423

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Short-term borrowings	29,028	20,436
Short-term borrowings from related parties	93,248	349,607
Non-trade accounts payable	750,013	290,917
Accrued expenses and other current liabilities	61,100	7,379
Total current liabilities	933,389	668,339
Total Liabilities	933,389	668,339

STOCKHOLDER’S DEFICIENCY:
Common Stock, $0.001 par value, Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding after stock split 3,674,208: common shares as of December 31, 2025 Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) shares; Issued and outstanding after stock split 2,640,402: common shares as of December 31, 2024	3,674	2,640
Additional paid-in and other capital	$46,484,973	44,301,215
Accumulated deficit	(42,534,194)	(37,901,301)
Accumulated other comprehensive income (loss)	(511,748)	(666,470)
Equity attributable to owners of the Company	3,442,705	5,736,084
Total Stockholder’s Equity (Deficiency)	3,442,705	5,736,084
Total Liabilities and Stockholder’s Deficiency	4,376,094	6,404,423

*

As of December 31, 2025, the Company’s issued and outstanding common shares are 3,674,208. See Item 5.(e) regarding additional issuance during FY 2025-. On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. As a result of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock were combined into one share, reducing the total number of issued shares from 52,808,589 to 2,640,429. Due to rounding, 27 fractional shares were eliminated, and the resulting $0.54 difference was adjusted from common stock to additional paid-in capital. The par value per share is $0.001.

All share and per-share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2025 and 2024

	December 31, 2025 ($)	December 31, 2024 ($)
Sales	1,932	-
Cost of Revenue	-	-
Gross profit	1,932	-
Operating cost and expenses	(2,440,752)	(888,363)
OPERATING LOSS	(2,438,820)	(888,363)

OTHER INCOME (EXPENSE):
Impairment loss on intangible assets	(1,019,611)	(94,264)
Gain on disposal of subsidiary, net	-	12,400,373
Loss on disposal of tangible assets	-	(23,937)
Interest income (expense), net	(7,017)	(1,181)
Gain on foreign currency transactions	1,924	3,617
Debt Extinguishment loss	(1,168,228)	-
Bad-debt expense of other assets	(349)	(16,179,823)
Other expense, net	(792)	(73)
Net other income	(2,194,073)	(3,895,288)
Net Loss from continuing operations before tax	(4,632,893)	(4,783,651)
Income tax expense	-	-
Net loss from continuing operations	(4,632,893)	(4,783,651)
Net Loss from discontinued operations before tax	-	(1,388,318)
Income tax benefit	-	-
Net Loss from discontinued operations	-	(1,388,318)
Net Loss	(4,632,893)	(6,171,969)
Basic net loss per share:
Loss from continuing operations	(1.44)	(1.81)
Loss from discontinued operations	-	(0.53)
Total basic net loss per share	(1.44)	(2.34)

Diluted net loss per share:
Loss from continuing operations	(1.44)	(1.81)
Loss from discontinued operations	-	(0.53)
Total diluted net loss per share	(1.44)	(2.34)

Weighted average number of common shares outstanding:
Basic and Diluted	3,220,583	2,640,429

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2025 and 2024

	Shares (Common shares)	Amount($)	Additional Paid-in and Other Capital($)	Accumulated Deficit($)	Accumulated Other Comprehensive Gain (Loss)($)	Non- controlling interests($)	Total Stockholder’s Equity (Deficiency)($)
Balance at December 31, 2023	2,640,402	2,640	51,465,645	(38,893,762)	493,942	-	13,068,465
Reclassification of APIC to Accumulated Deficit	-	-	(7,164,430)	7,164,430	-	-	-
Currency translation adjustment	-	-	-	-	(1,160,412)	-	(1,160,412)
Net loss			-	(6,171,969)	-		(6,171,969)
Balance at December 31, 2024	2,640,402	2,640	44,301,215	(37,901,301)	(666,470)	-	5,736,084
Issuance of common stock upon debt conversion at $0.70 per share, net of issuance costs	300,000	300	209,700	-	-	-	210,000
Issuance of common stock upon debt conversion at $0.70 per share, net of issuance costs	246,666	247	172,419	-	-	-	172,666
Issuance of common stock upon debt conversion at $1.19 per share, net of issuance costs	90,123	90	105,354	-	-	-	105,444
Issuance of common stock upon debt conversion at $1.27 per share, net of issuance costs	271,634	272	350,138	-	-	-	350,410
Fair value adjustment - loss on debt extinguishment	-	-	1,168,228	-	-	-	1,168,228
Exercise of warrants at $1.42 per share by cash considerations, net of issuance cost	125,383	125	177,919	-	-	-	177,919
Currency translation adjustment	-				154,722		154,722
Net loss	-	-	-	(4,632,893)	-	-	(4,632,893)
Balance at December 31, 2025	3,674,208	3,674	46,484,973	(42,534,194)	(511,748)	-	3,442,705

*	As of December 31, 2025, the Company’s issued and outstanding common shares are 3,674,208. On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. As a result of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock were combined into one share, reducing the total number of issued shares from 52,808,589 to 2,640,429. Due to rounding, 27 fractional shares were eliminated, and the resulting $0.54 difference was adjusted from common stock to additional paid-in capital. The par value per share is $0.001.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years December 31, 2025 and 2024

	December 31, 2025 ($)	December 31, 2024 ($)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(4,632,893)	(4,783,651)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:	-	-
Depreciation	1,238	6,352
Amortization	1,021,192	-
Lease expense	231,967	-
Gain on disposal of subsidiary	-	(12,400,373)
Bad-debt expense of other assets	349	16,179,823
Loss on disposal of tangible assets	-	23,937
Debt Extinguishment loss	1,168,228	-
Impairment loss on intangible assets	1,019,611	94,264
Changes in operating assets and liabilities:
Accounts receivable	(46)	-
Non-trade receivable	(8,228)	2,170
Prepaid expenses and other current assets	(26,715)	(375)
Other assets	(38,717)	414,610
Non-trade Accounts payable	459,096	-
Accrued expenses and other current liabilities	53,721	6,812
Net cash used in operating activities of continuing operations	(751,197)	(456,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collection of short-term loan receivable	-	84,154
Payment for short-term loan receivable	-	(14,103)
Proceeds from disposal of property and equipment	-	84,097
Net cash provided by investing activities	-	154,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan payable	358,573	10,264
Proceeds from short-term loan payable from related parties	220,727	364,172
Proceeds from exercising Warrants	178,044	-
Repayment of short-term loan payable	-	(2,933)
Repayment of short-term loan payable from related parties	-	(3,351)
Net cash provided by financing activities	757,344	368,152
Net change in cash – continued operations	6,147	65,887

Cash from discontinued operations:
Net cash used in operating activities of discontinued operations	-	(1,222,364)
Net cash used in investing activities of discontinued operations	-	(5,235,253)
Net cash provided by financing activities of discontinued operations	-	311,413
Net change in cash- discontinued operations	-	(6,146,204)

Cash beginning of period - continued operations	2,352	69,688
Cash beginning of period - discontinued operations	-	5,358,142
Beginning cash	2,352	5,427,830

Cash end of period – continued operations	6,990	2,352
Cash end of period - discontinued operations	-	1,408
Ending cash	6,990	3,760

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,147	(6,080,317)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,509)	656,247
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,352	5,427,830
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	6,990	3,760

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash receipt (paid) for interest – all operations	(7,020)	63
Less Cash receipt for interest - discontinued operations	-	63
Cash receipt (paid) for interest – continued operations	(7,020)	-
Cash receipt (paid) during the period for interest	(7,020)	63
Non-cash financing activities:
Conversion of related-party debt to equity	488,110	-
Conversion of non-related-party debt to equity	350,410	-

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2025 and 2024

	December 31, 2025 ($)	December 31, 2024 ($)
NET LOSS	(4,632,893)	(6,171,969)
Other comprehensive income(loss):
Change in foreign currency translation adjustment	154,722	(1,160,412)
Change in foreign currency translation adjustment to attributable to noncontrolling interest

COMPREHENSIVE INCOME(LOSS)	(4,478,171)	(7,332,381)
Comprehensive income(loss) attributable to the Company	(4,478,171)	(7,332,381)

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Global Interactive Technologies, Inc. (“GITS” or the “Company”), formerly known as Hanryu Holdings, Inc., is a Delaware corporation engaged in the development and operation of Faning, a global digital fan engagement platform focused on Korean entertainment and culture, including K-pop. The Faning platform is designed to enable users to consume, create, share, and engage with digital content and fan communities across mobile and web-based services.
In 2024, the Company acquired 100% ownership of FANING KOREA, LLC, a South Korean subsidiary that provides support for the Company’s operations in South Korea.

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

March 17, 2021	The FANTOO platform was launched and made available to the public.

June 30, 2021	HBC enters into an agreement to acquire all the issued and outstanding common shares of Marine Island (the “Marine Island Acquisition”), which owns the right to use and occupy 19,200 square-feet of office space within the iconic Seoul Marina, located at 160 Yeouiseo-ro, Yeungdeungpo-gu, Seoul, Korea (the “Seoul Marina”) from Sewang Co., Ltd. (“Sewang”), for the purchase price of 3,500,000,000 Korean Won (“KRW”), along with the assumption of all Marine Island’s liabilities.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Date	Event/Milestone
August 30, 2021	HBC establishes FANTOO Entertainment. FANTOO Entertainment provides a variety of content to the Company’s FANTOO platform, which contributes to the spread of the Korean Wave by promoting new entertainers and artists.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, changes in user preferences, shifts in Korean entertainment and K-culture trends, competition for users and content, and the Company’s ability to develop, commercialize, and monetize its digital platform.

During 2025 and through the date of this report, global economic and market conditions have continued to be affected by geopolitical conflicts, including ongoing conflicts in Eastern Europe and the Middle East, inflationary pressures, interest rate volatility, foreign exchange fluctuations, supply chain disruptions, and uncertainty in the capital markets. These conditions may adversely affect consumer spending, advertising budgets, investor sentiment, access to financing, and the Company’s ability to execute its business plan.

The Company has not experienced a material direct impact from these geopolitical events to date; however, the extent to which global economic, political, or market conditions may affect the Company’s financial condition, liquidity, results of operations, or ability to raise capital remains uncertain.

Going Concern

The Company had an accumulated deficit of $42,534,194 and working capital deficit of $891,113 as of December 31, 2025, compared to an accumulated deficit of $37,901,301 and working capital deficit of $665,352 as of December 31, 2024. The Company incurred operating losses of $2,440,752 and $888,363 for the years ended December 31, 2025 and 2024, respectively.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the issuance date of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions by continuing the launch and commercialization of the upgraded Faning 2.0 platform, pursuing K-food products and entertainment-related business ventures, seeking to increase user engagement and monetization, controlling operating costs, and pursuing additional capital through equity financings, borrowings, or other available financing arrangements. However, there can be no assurance that the Company will be successful in implementing these plans or that sufficient funding will be available on terms acceptable to the Company, if at all.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements follows:

Warrant Accounting Policy

The Company accounts for warrants in accordance with ASC 815, Derivatives and Hedging. Warrants are evaluated at issuance to determine whether they should be classified as equity or liabilities based on the applicable accounting criteria. Warrants that meet equity classification requirements are recorded in additional paid-in capital within stockholders’ equity and are not subsequently remeasured. Warrants that do not meet equity classification criteria are recorded as derivative liabilities at fair value and are remeasured at each reporting date, with changes in fair value recognized in earnings.

The fair value of warrant liabilities is estimated using an appropriate option-pricing model, such as the Black-Scholes option-pricing model, which considers assumptions including expected volatility, risk-free interest rate, expected term, and dividend yield of the Company’s common stock.

Debt Modifications and Extinguishments

The Company accounts for debt modifications and extinguishments in accordance with ASC 470-50, Debt—Modifications and Extinguishments. The Company evaluates whether a modification of debt terms represents a substantial modification or an extinguishment of the original debt instrument. A modification is accounted for as a continuation of the original debt when the change in the present value of cash flows is less than 10 percent, or when qualitative factors indicate that the original debt has not been substantially modified.

When a debt modification is determined to be an extinguishment, the Company derecognizes the existing debt liability and recognizes the new liability or equity consideration transferred at fair value. The difference between the carrying amount of the extinguished debt and the fair value of consideration transferred is recognized as a gain or loss on debt extinguishment in the consolidated statements of operations.

Consideration transferred may include cash, common shares, or warrants. When equity instruments are issued in settlement of debt, the fair value of such instruments is measured based on the quoted market price of the Company’s common stock at the date of settlement, or other appropriate valuation techniques (such as option pricing models for warrants) if a quoted price is not readily available.

During the year ended December 31, 2025, the Company recognized debt extinguishment losses of $1,168,228 in connection with the settlement of certain outstanding indebtedness through the issuance of common stock and warrants. The Company determined that these transactions represented debt extinguishments as the terms of the modified agreements resulted in a substantial change (exceeding the 10 percent cash flow threshold) to the original debt instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Interactive Technologies, Inc. and its wholly owned subsidiary, FANING KOREA, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Changes in the Company’s ownership interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

Foreign Currency

The Company’s functional currency is KRW and the reporting currency is USD. The Company’s some accounting records are maintained in KRW, and translated into USD at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the consolidated financial statements. The net impact of the translation into USD is included in the accumulated other comprehensive income (loss) of the Company’s consolidated balance sheet as of December 31, 2025 and December 31, 2024. During the year ended December 31, 2025, there was a fluctuation in the exchange rates ranging from KRW 1,289.40/USD $1 to KRW 1,470.00/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions include:

●	Fair value measurements including the fair value of the Company’s common stock;

●	Stock-based compensation;

●	Recoverability, useful lives, and impairment assessments of long-lived and intangible assets;

●	Valuation allowance relating to the Company’s deferred tax assets; and

●	Assumptions related to projected future cash flows and commercialization timing.

Management evaluates these estimates on an ongoing basis using historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $6,990 and $2,352, respectively. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit, and the balance of deposit accounts of the Company exceed the federal insurance limit as of December 31, 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company’s current and anticipated revenue sources primarily relate to the FANING platform and related digital services, including subscriptions, in-app purchases, advertising services, digital platform services, user engagement services, content-related services, commissions, and other platform-based monetization activities.

Revenue is recognized when the applicable performance obligations are satisfied. For subscription-based services, revenue is recognized over the subscription period. Revenue from in-app purchases, digital engagement services, advertising, platform services, and content-related services is generally recognized at the point in time or over the period in which the applicable services are provided. Amounts billed or collected in advance of satisfying performance obligations are recorded as deferred revenue.

The Company evaluates whether it acts as principal or agent in revenue transactions in accordance with ASC 606-10-55, Principal versus Agent Considerations. Revenue is reported on a gross basis when the Company controls the promised goods or services prior to transfer to the customer and on a net basis when the Company acts as an agent arranging for goods or services to be provided by another party.

For the years ended December 31, 2025 and 2024, the Company recognized revenue of $1,932 and $0, respectively, primarily related to service-based activities.

The Company presents revenue net of sales taxes, discounts, refunds, and other amounts collected on behalf of third parties. Historically, refunds and sales returns have not been material.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cost of Revenue

Cost of revenue consists primarily of costs directly related to the Company’s revenue-generating activities, including platform service costs, third-party service fees, payment processing fees, hosting and infrastructure expenses, content-related costs, direct labor, telecommunication costs, travel, postage, vehicle charges, printing, training, and other direct costs associated with providing goods or services to customers. Amortization of capitalized software used in the Company’s platform is included in operating expenses and is not included in cost of revenue unless the related software amortization is directly attributable to revenue-generating activities. Cost of revenue also includes allocated indirect costs related to revenue-generating activities, such as supplies, utilities, office equipment rental, software, computers, and other office-related costs.

Cost of revenue is recognized as the related goods or services are delivered or provided to customers.

Capitalized Software

The Company capitalizes certain costs incurred to develop internal-use software when the preliminary project stage is completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and used to perform the function intended. Capitalized software costs are amortized on a straight-line basis over their estimated useful lives once the software is ready for its intended use.

Amortization expense related to capitalized software is included in operating expenses in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, amortization expense related to capitalized software was included in operating expenses.

Property Plant and Equipment

Property and equipment are stated at cost(see Note 5), less accumulated depreciation. Depreciation is computed using the declining balance method over the estimated useful lives of the related assets. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life in Years
Fixtures	5
Equipment	5

Maintenance and repairs are charged to expense as incurred, while additions and improvements that extend the useful lives of assets are capitalized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews operating lease right-of-use assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s estimated fair value.

Impairment of Capitalized Software

The Company reviews capitalized software and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such indicators exist, the Company compares the carrying amount of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value.

Intangible assets consist of acquired software with a gross carrying amount of $4,917,543. The fair value of the software was initially determined using the income approach, specifically the discounted cash flow (“DCF”) method, based on projected earnings over a five-year period.

During 2025, the Company reassessed the software’s expected economic benefits based on current market conditions and actual operating performance, resulting in a revision of the remaining useful life from five years to four years. Accordingly, the Company recognized amortization expense of $1,021,192 for the year ended December 31, 2025, using the straight-line method. No amortization expense was recognized for the year ended December 31, 2024, as the software was acquired in December 2024.

In addition, the Company recognized an impairment loss of $1,019,611 for the year ended December 31, 2025, compared to $94,264 for the year ended December 31, 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. As of December 31, 2025 and December 31, 2024, there were no outstanding accounts receivable balances. The Company believes that the credit risk related to accounts receivable is manageable and controllable as of December 31, 2025 and December 31, 2024. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, short-term borrowings, related-party borrowings, and other current assets and liabilities, approximate fair value due to the short-term nature of these instruments.

A change to the level of an asset or liability within the fair value hierarchy is determined at the end of a reporting period.

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2025 and 2024, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for deferred tax assets that are not expected to be realized.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2025 and 2024, the Company had deferred tax assets primarily related to net operating loss carry forwards and other temporary differences. Due to the Company’s historical operating losses and uncertainty regarding future taxable income, management determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.

See Note 22 for more information.

The Company evaluates uncertain tax positions in accordance with ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no uncertain tax positions requiring recognition or disclosure.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately with amounts allocated to the lease and non-lease components based on stand-alone prices or for which it has made an accounting policy election to account for these as a single lease component. For certain equipment leases, like vehicles, the Company accounts for the lease and non-lease components as a single lease. Refer to Note 8 for additional disclosures required as a result of the adoption of this new standard.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires public business entities to provide enhanced annual disclosures primarily focused on the rate reconciliation table and expanded disclosures for income taxes paid, disaggregated by federal, state, and foreign jurisdictions. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. The Company has evaluated this standard and determined that its adoption does not have a material impact on its consolidated financial statements and related disclosures, given the full valuation allowance recorded against its deferred tax assets.

In November 2024, the FASB issued ASU 2024-03 (as clarified by ASU 2025-01 in January 2025), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This standard requires public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items (such as employee compensation, depreciation, and amortization) in the notes to the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the potential impact of adopting this standard on its financial statement disclosures.

The Company has evaluated, or is in the process of evaluating, the potential impact of these new accounting standards on its consolidated financial statements and related disclosures. Based on its current assessment, management does not expect the adoption of these standards to have a material impact on the Company’s financial position, results of operations, or cash flows. The Company will continue to monitor developments and evaluate the impact of these standards, including any additional interpretive guidance that may be issued prior to adoption.

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of December 31, 2025 and December 31, 2024, and the interest income from short-term loan receivables is $0 and $0 for the year ended December 31, 2025 and December 31, 2024.

	Interest Rate	December 31, 2025 ($)	December 31, 2024 ($)
LA PRIMERA CAPITAL INVESTMENT	0%	-	30.000
AMERIDGE CORPORATION	0.1%	-	11,000
HANRYU BANK CO. LTD	0%	349	14,721,563
FNS CO. LTD	0%	-	250,332
(-) Allowances for credit losses		(349)	(16,179,832)
Total short-term loan		-	338

●	For the fiscal year ended December 31, 2025, the Company wrote off short-term loan receivables in the amount of $349 compared to $16,179,823 for the year ended December 31, 2024.
●	Allowance for credit losses related to short-term loan receivables denominated in foreign currencies was recognized. The bad debt expense presented in the statement of operations was translated using the average exchange rate, while the allowance balance in the balance sheet was translated using the closing exchange rate. The difference between these amounts arises from exchange rate fluctuations and does not represent an actual change in the amount of credit loss or additional provision.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

The following table summarizes information with regard to prepaid expenses and other receivables as of December 31, 2025 and December 31, 2024.

	December 31, 2025 ($)	December 31, 2024 ($)
IP Usage Fee	23,230	-
Other prepayment	3,485	-
Total prepaid expenses and other receivables	26,715	-

The prepaid expenses and other receivables of $26,715 represent the one-time recognition of a KRW 5,000,000 ($3,485) purchase and the straight-line amortization of a KRW 100,000,000 ($69,990) IP usage fee incurred for marketing purposes over the three-year contract term.

As of December 31, 2025, the total current portion of prepaid expenses is $26,715, which includes the current portion of the IP usage fee amounting to $23,230 to be amortized within the next twelve months. For the year ended December 31, 2025, the company recognized four months of amortization expense for the IP usage fee in the amount of $7,743 (KRW 11,111,111) as marketing expense. The remaining unamortized balance of the IP usage fee of $61,947 represents the non-current portion and is classified as a non-current prepaid expense on the balance sheet, which will be systematically recognized as marketing expenses over the remainder of the contract term through 2028.

Future amortization expense for the prepaid IP usage fee as of December 31, 2025, is as follows:

Year ending December 31,	Amortization Expense ($)
2026	23,230
2027	23,230
2028	15,487
Total	61,947

NOTE 5 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	December 31, 2025 ($)	December 31, 2024 ($)
Fixtures	5,703	5,567
Less accumulated depreciation	(4,209)	(2,911)
Property plant and equipment, net	1,494	2,656

The total depreciation expense for the years ended December 31, 2025 and December 31, 2024 was $1,238 and $6,352, respectively. Depreciation expense is reflected in operating costs and expenses in the consolidated statements of operations.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 — SOFTWARE

The Company acquired the SOFTWARE through an asset transfer agreement with its former subsidiary, Hanryu Bank Co., Ltd., from which it sold all equity interest in December 2024, and through the transfer of the Faning APPLICATION. The Company recognized the acquisition cost of $4,940,000 based on the appraised value determined by an independent valuation firm.

This software has been accounted for as an intangible asset in accordance with ASC 350 – Intangibles—Goodwill and Other.

The software is being amortized on a straight-line basis over its estimated useful life of 5 years. Starting in 2025, amortization expenses related to the software will be recognized as operating expenses in the consolidated statements of operations.

The Company reviews the software for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2025, management identified impairment indicators, including the Company’s limited revenue generation from the Faning platform, continuing operating losses, and early-stage commercialization status. As a result, the Company evaluated the recoverability of the software and recognized an impairment loss of $1,019,611 for the year ended December 31, 2025. The impairment loss is included in other expense in the consolidated statements of operations.

The carrying value of software consisted of the following:

	December 31, 2025 ($)	December 31, 2024 ($)
Acquisition cost	4,940,000	4,940,000
Less: Accumulated amortization	(1,021,192)	-
Add: foreign currency translation effect	129,864	-
Less: Impairment loss on intangible assets	(1,019,611)	-
Net book value	3,029,061	4,940,000

Amortization expense related to software was $1,021,192 for the year ended December 31, 2025. No amortization expense was recognized for the year ended December 31, 2024, as the software was acquired in December 2024. The Company recognized an impairment loss of $1,019,611 for the year ended December 31, 2025 compared to $94,264 for the year ended December 31, 2024.

Year ending December 31,	Amount
2026	$757,265
2027	757,265
2028	757,265
2029	757,266
2030 and thereafter	—
Total	$3,029,061

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

At the time of initial acquisition from SMC in July 2021, the Company used the following assumptions to measure the right-of-use asset and lease liability:

●	Annual lease cost: 300,000,000 Korean Won
●	10-year present value calculation
●	Assumed annual rent increase: -4.96%
●	Interest rate: 3%
●	10-year Korean government bond yield: 2.11%
●	Exchange rate: 1,188.5 KRW/USD

As of December 31, 2025, the weighted-average remaining lease term of operating leases was approximately 5.5 years and the weighted-average discount rate was 3.0%. The maturity analysis of operating lease expense is presented in the following table (in KRW and USD):

Year	Lease Expense (KRW)	Lease Expense (USD)
2026	28,500,000	24,000
2027	29,000,000	24,400
2028	29,500,000	24,800
2029	30,000,000	25,200
2030	30,500,000	25,600
2031 (half)	15,500,000	13,000
Total	163,000,000	137,000

Based on these assumptions, the Company calculated the present value of 10 years of free rent to be $2,775,512 and recognized it as a long-term right-of-use asset as of June 30, 2021. Since the space is provided free of charge, no lease liability was recognized. The ROU asset has been amortized at approximately $23,000 per month over the 10-year lease term. Because the Company initially allocated $2,935,658 to the SMC receivable and the leasehold rights, it recognized an impairment loss of $158,278 on the ROU asset as of December 31, 2021.

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

The carrying amount of the operating lease right-of-use asset consisted of the following:

Description	December 31, 2025	December 31, 2024
Operating lease right-of-use asset, beginning balance	$1,458,780	—
Asset acquired / transferred	—	$1,458,780
Lease expense / amortization	(231,967)	—
Foreign currency translation effect	37,733	—
Operating lease right-of-use asset, ending balance	$1,264,546	$1,458,780

Lease expense related to the right-of-use asset was $231,967 for the year ended December 31, 2025. Following the sale of the subsidiary in December 2024, the lease expense has been reclassified to discontinued operations and is not in the statement of operations for year ended December 31, 2024.

As of December 31, 2025, the remaining lease term was approximately 5.4 years, ending in May 2031. Because the Company is not required to make fixed lease payments under the arrangement, the Company had no operating lease liability as of December 31, 2025 or December 31, 2024, and no future minimum lease payments are required under the arrangement.

NOTE 9 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of December 31, 2025 and December 31, 2024.

	Interest Rate	December 31, 2025 ($)	December 31, 2024 ($)
Mijung Oh	0%	8,529	6,802
Changhyuk Kang(1)	0%	13,634	13,634
Levenston Korea LLC	4.6%	1,638	-
Jeyoun Baeg	0%	1,394	-
Yoonseok Choi	0%	3,833	-
Total		29,028	20,436

(1)	Changhyuk Kang is not a related party, as he is a minority shareholder.

The Company recognized interest expense of $14 and $0 for the year ended December 31, 2025 and 2024, respectively.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information regarding short-term loan payables from related parties as of December 31, 2025 and December 31, 2024. Jaeman Lee has been serving as the Company’s Advisor since April 17, 2025, and Hangmuk Shin is the largest shareholder of Global Interactive Technologies, Inc.

	Interest Rate		December 31, 2025 ($)	December 31, 2024 ($)
Taehoon Kim	0%		583	-
Jaeman Lee	4.6	% (1)	84,733	255,286
Hangmuk Shin	4.6%		6,969	94,321
PixelArc LLC	0%		963	-
Total			93,248	349,607

(1)	The interest rate applicable to Faning Korea, LLC is 4.6% per annum, whereas the interest rate applicable to Global Interactive Technologies, Inc. is 0%.

The Company recognized interest expense of $2,061 and $5,962 for the year ended December 31, 2025 and 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 are summarized in the table below.

December 31, 2025 ($)
	Level 1	Level 2	Level 3	Total
Assets measured at fair value	—	—	—	—
Liabilities measured at fair value	—	—	—	—

December 31, 2024 ($)
	Level 1	Level 2	Level 3	Total
Assets measured at fair value	—	—	—	—
Liabilities measured at fair value	—	—	—	—

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 — FAIR VALUE MEASUREMENTS (cont.)

Financial instruments measured at fair value on a nonrecurring basis

The Company had no financial assets or financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 or December 31, 2024.

Non-financial assets measured at fair value on a nonrecurring basis

The Company’s long-lived assets, including capitalized software, operating lease right-of-use assets, and other finite-lived assets, are measured at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the year ended December 31, 2025, the Company identified impairment indicators related to its capitalized software asset, including limited current revenue generation, continuing operating losses, and revised expectations regarding the timing of commercialization of the Faning platform. As a result, the Company evaluated the recoverability of the asset and recognized an impairment loss of $1,019,611 during the year ended December 31, 2025. The impairment loss is included in other expense in the consolidated statements of operations.

The fair value measurement related to the software impairment was based on significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy.

The following table summarizes nonfinancial assets measured at fair value on a nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Software (Intangible Asset) — year ended December 31, 2025	$—	$—	$3,029,061	$3,029,061
Software (Intangible Asset) — year ended December 31, 2024	—	—	—	—

There were no transfers between Level 1, Level 2, and Level 3 during the years ended December 31, 2025 and 2024.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 — FAIR VALUE MEASUREMENTS

Valuation Technique and Significant Unobservable Inputs (Level 3)

The fair value of the Faning software intangible asset as of December 31, 2025 was estimated using the Relief-from-Royalty (RfR) method, an income approach. Under the Relief-from-Royalty method, fair value is measured as the present value of the after-tax royalty payments that the Company would hypothetically be required to pay to license the Asset from a third party, assuming the Company did not own it. The hypothetical royalty payments were projected over a discrete four-year forecast period (FY2026 through FY2029), tax-effected at an assumed statutory rate, and discounted to present value using a risk-adjusted discount rate. A mid-year discounting convention was applied to reflect the assumption that cash flows are received evenly throughout each year.

The fair value measurement is categorized within Level 3 of the fair value hierarchy because it relies on significant unobservable inputs, including projected revenues, royalty rate, discount rate, effective tax rate, and management assumptions regarding future monetization of the platform. The forecast was prepared by management based on the early-stage nature of the platform, observed user-acquisition economics, and expected pricing and conversion characteristics of comparable consumer social platforms.

The following table summarizes the significant unobservable inputs used in the Level 3 fair value measurement of the Faning software intangible asset as of December 31, 2025:

Significant Unobservable Input	Value as of December 31, 2025
Valuation technique	Relief-from-Royalty method (Income Approach)
Royalty rate	19.9%
Discount rate (WACC)	51.2%
Remaining useful life	4 years
Subscription conversion rate	2.1% of Monthly Active Users
MAU conversion rate	55.0%

The projected revenue assumptions incorporate management’s estimates of user growth, user retention, conversion rates, subscription pricing, in-app purchase activity, advertising monetization, and customer acquisition trends.

The fair value measurement is sensitive to changes in significant unobservable inputs. Increases in projected revenues, royalty rate, subscription conversion rate, or MAU conversion rate would increase the estimated fair value, while increases in the discount rate or effective tax rate would decrease the estimated fair value.

Reconciliation to Impairment Loss

Application of the Relief-from-Royalty method resulted in an estimated fair value for the Faning software intangible asset of $3,029,061 as of December 31, 2025. Because the indicated fair value was below the Asset’s pre-impairment carrying amount, the Company recognized a non-cash impairment loss of $1,019,611 during the year ended December 31, 2025 in accordance with ASC 350-30-35. There were no impairment losses recognized on the Asset during the year ended December 31, 2024.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. Except for the intangible asset impairment disclosed in Note 11, no impairment is recognized for long-lived assets as of as of December 31, 2025 and December 31, 2024.

NOTE 13 — SIGNIFICANT NON-CASH TRANSACTION

On March 19, 2025, the Company issued 300,000 shares of Common Stock at a conversion price of $0.70 per share in connection with the conversion of $210,000 of indebtedness payable to Evan Trust. Debt conversion loss was $300,030.

On May 7, 2025, the Company issued 90,123 shares of Common Stock at a conversion price of $1.19 per share, together with warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of indebtedness payable to Hangmuk Shin. Debt conversion loss was $178,748.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jeyoun Baeg. Debt conversion loss was $257,054.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jungok You. Debt conversion loss was $257,054.

On May 20, 2025, the Company issued 246,666 shares of Common Stock at a conversion price of $0.70 per share in connection with the conversion of $172,666 of indebtedness payable to PixelArc LLC. Debt conversion loss was $175,343.

On August 19, 2025, warrants held by Jungok You were exercised at an exercise price of $1.42 per share, resulting in the issuance of 125,383 shares of Common Stock for aggregate cash proceeds of approximately $178,044.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 — SHARE CAPITAL

As of December 31, 2025 and December 31, 2024, Global Interactive Technologies’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. As a result of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock were combined into one share, reducing the total number of issued shares from 52,808,589 to 2,640,429. The par value per share is $0.001. All share and per-share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

On March 19, 2025, the Company issued 300,000 shares of Common Stock at a price of $0.7 per share in connection with the conversion of $210,000 of debt owed to Evan Trust.

On May 7, 2025, the Company issued 90,123 shares of Common Stock at a price of $1.19 per share, plus warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share, expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of debt owed to Hangmuk Shin.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a price of $1.27 per share, plus warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share, expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of debt owed to Jeyoun Baeg.

On May 7, 2025, the Company issued 135,817 shares of Common Stock at a price of $1.27 per share, plus warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share, expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of debt owed to Jungok You. On August 19, 2025, warrants totaling $178,044 were exercised for cash at an exercise price of $1.42 per share, resulting in the issuance of 125,383 shares of Common Stock.

On May 20, 2025, the Company issued 246,666 shares of Common Stock at a price of $0.7 per share in connection with the conversion of $172,666 of debt owed to PixelArc LLC.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Legal Matters

As of December 31, 2025, the Company is not subject to any material pending legal proceedings or claims. Previously disclosed legal matters were related to subsidiaries that have since been divested and no longer impact the Company’s operations or financial position.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 — RELATED PARTY TRANSACTIONS

The company conducts transactions with related parties under standard commercial terms and follows appropriate procedures to protect the company’s interests. Below are the related party transaction details as of December 31, 2025, and December 31, 2024.

Short-Term Loan Payables

	December 31, 2025 ($)	December 31, 2024 ($)
Taehoon Kim	583	-
Jaeman Lee	84,733	255,286
Hangmuk Shin	6,969	94,321
PixelArc LLC	963	-
Total	93,248	349,607

Non-Trade Payables

The Company has non-trade payables due to Hangmuk Shin in the amount of KRW 3.4 million and to Jaeman Lee in the amount of KRW 6.8 million. These amounts represent unreimbursed business trip expenses that were personally paid on behalf of the Company and are recorded as non-trade payables.

Taehoon Kim (CEO)

- On January 8, 2025, the Company entered into a short-term loan agreement with Taehoon Kim with a principal amount of $583 and an interest rate of 0%. It matured on January 7, 2026.

Jaeman lee (Family of an independent director)

- The Company entered into a short-term loan agreement with Jaeman Lee for the period from July 1, 2024, to December 31, 2024, and the outstanding loan balance as of December 31, 2024, was $255,286

(The loan was partially deposited in KRW, which may result in a slight difference in the loan amount when converted to USD due to exchange rate fluctuations.)

- On February 4, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 7,000,000 (USD 4,764), and the maturity date is February 3, 2026. The principal and interest will be repaid at maturity.

- On February 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 29,144,850 (USD 21,000), and the maturity date is February 6, 2026. The principal and interest will be repaid at maturity.

- On April 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 510,000 (USD 347), and the maturity date is April 6, 2026. The principal and interest will be repaid at maturity.

- On February 17, 2025, Jaeman Lee, with the Company’s consent, transferred the Company’s loan of $210,000 (KRW 300,000,000) to Evan Trust

- On April 11, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,020,000 (USD 699), and the maturity date is April 10, 2026. The principal and interest will be repaid at maturity.

- On May 5, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,000,000 (USD 701), and the maturity date is May 4, 2026. The principal and interest will be repaid at maturity.

- On July 2, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 150,000 (USD 110), and the maturity date is July 1, 2026. The principal and interest will be repaid at maturity.

- On July 24, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 6,130,000 (USD 4,444), and the maturity date is July 23, 2026. The principal and interest will be repaid at maturity.

- On August 5, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 146,000 (USD 105), and the maturity date is August 4, 2026. The principal and interest will be repaid at maturity.

- On December 3, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,212,420 (USD 825), and the maturity date is February 3, 2026. The principal and interest will be repaid at maturity.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 — RELATED PARTY TRANSACTIONS (cont.)

Hangmuk Shin (Greater than 10% Shareholder)

- The Company entered into a short-term loan agreement with Hangmuk Shin for the period from July 1, 2024, to December 31, 2024, and the outstanding loan balance as of December 31, 2024, was $94,321

(The loan was partially deposited in KRW, which may result in a slight difference in the loan amount when converted to USD due to exchange rate fluctuations.)

- On January 14, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 3,310,000 (USD 2,249), and the maturity date is January 13, 2026. The principal and interest will be repaid at maturity.

- On March 6, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 6,500 (USD 4), and the maturity date is March 5, 2026. The principal and interest will be repaid at maturity.

- On March 24, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD 34), and the maturity date is March 23, 2026. The principal and interest will be repaid at maturity.

- On March 26, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD 34), and the maturity date is March 25, 2026. The principal and interest will be repaid at maturity.

- On May 7, 2025, the Company issued 90,123 shares of Common Stock at a conversion price of $1.19 per share, together with warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of indebtedness payable to Hangmuk Shin.

- On December 31, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 10,000,000 (USD 6,969), and the maturity date is December 30, 2026.

PixelArc, LLC

- On February 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 8%. The principal amount was USD $86,666 and the maturity date is March 14, 2026.

- On April 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 0%, the principle amount was USD $86,000, The maturity date was May 15 2025.

- On May 20, 2025, the Company accepted PixelArc’s proposal, the total loan principle balance of USD $172,666 was converted into 246,666 shares at $0.7 per share, following the default of the April 18 2026 loan. The shares were issue on May 24, 2025. Accrued interest in the amount of USD $3490.44 remain outstanding.

- On August 18, 2025, the Company entered into an interest free short term borrowing agreement with PixelArc, LLC, the principle amount was USD $1,000, repayable upon demand.

NOTE 17 — NON-TRADE PAYABLE

Non-trade payable for the year ended December 31, 2025 was $ 750,013, compared to $ 290,917 during the year ended December 31, 2024.

The following table summarizes the components of non-trade payables by nature as of December 31, 2025 and 2024:

Components (by Nature)	December 31, 2025 ($)	December 31, 2024 ($)
Professional & Service Fees	561,111	237,561
Social Security & Tax Payable	166,827	35,457
Operating Expenses	22,075	17,899
Total	750,013	290,917

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 — STOCK-BASED COMPENSATION

The Company maintains the 2022 Omnibus Equity Incentive Plan, which provides for the grant of stock options and other equity-based awards. As of December 31, 2025, there were 75,000 shares remaining available for future issuance under the plan.

●	Accounting Policy: The Company measures and recognizes compensation expense for all stock-based payment awards based on their estimated fair values on the grant date.
●	Expense Recognition: Stock-based compensation expense is recognized on a straight-line basis over the requisite service period (usually the vesting period).

NOTE 19 — SEGMENT INFORMATION

The Company operates its business through its core Faning platform and strategy. As of December 31, 2025, the Company has determined that it operates in a single reportable segment focused on digital fan engagement services.

While the Company’s operations are primarily supported by its subsidiary, FANING KOREA, LLC, located in Seoul, Republic of Korea, the majority of its long-lived assets and revenues are managed as a single global ecosystem.

NOTE 20 — WARRANTS

In connection with the debt-to-equity conversion transactions completed during fiscal year 2025, the Company issued detached warrants to certain debt holders.

- On May 7, 2025, the Company issued 90,123 shares of Common Stock at a conversion price of $1.19 per share, together with warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of indebtedness payable to Hangmuk Shin.

- On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jeyoun Baeg.

- On May 7, 2025, the Company issued 135,817 shares of Common Stock at a conversion price of $1.27 per share, together with warrants to purchase 125,383 shares of Common Stock at an exercise price of $1.42 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $175,205 of indebtedness payable to Jungok You.

All warrants issued above have a contractual term of five years and expire on the fifth anniversary of the issuance date (May 7, 2030). Subsequently, on August 19, 2025, warrants held by Jungok You were exercised in full at an exercise price of $1.42 per share, resulting in the issuance of 125,383 shares of Common Stock for aggregate cash proceeds of approximately $ 178,044.

The following table summarizes the Company’s warrant activity for the fiscal year ended December 31, 2025:

Warrant Activity	Number of Warrants	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2024	-	-	-
Granted (May 7, 2025)	332,505	1.39	5.00
Exercised (August 19, 2025)	(125,383)	1.42	-
Expired / Forfeited	-	-	-
Outstanding at December 31, 2025	207,122	1.37	4.35
Exercisable at December 31, 2025	207,122	1.37	4.35

In accordance with ASC 470-50, the Company measured the fair value of the warrants issued as part of the debt extinguishment consideration using the Black-Scholes Option Pricing Model (BSM) pursuant to the fair value guidance under ASC 820.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 — WARRANTS (cont.)

The valuation was performed using the following assumptions as of the grant date (May 7, 2025):

Assumption	Input
Stock price at grant date	$1.38
Risk-free interest rate	4.04%
Expected volatility	186.39%
Expected term	5.00 Years
Expected dividend yield	0.00%

Based on the assumptions above, the specific valuation components by each warrant holder tranche are summarized as follows:

Holder	Warrants Issued	Exercise Price	FV/Warrant ($)	Total Warrant FV ($)
Hangmuk Shin	81,739	$1.29	1.97	160,720.51
Jeyoun Baeg	125,383	$1.42	1.96	246,186.97
Jeongok You	125,383	$1.42	1.96	246,186.97
Total	332,505			653,094.44

The aggregate fair value of the 332,505 warrants issued was $653,094.44, which was included as part of the consideration transferred in determining the total loss on debt extinguishment of approximately $1,168,228. The corresponding amount was recorded within additional paid-in capital (APIC) – warrants.

NOTE 21 — DISCONTINUED OPERATIONS

Net loss from discontinued operations for the year ended December 31, 2025 was $0, compared to $1,388,318 net loss from discontinued operations during the year ended December 31, 2024.

Hanryu Bank Co. Ltd (“HBC”) sold 100% of its shares in FNS Co. Ltd for $733 and Marin Island Co. Ltd for $367 on November 5, 2024, to improve its financial structure. Additionally, Global Interactive Technologies, Inc. (“the Company”) sold 100% of its shares in Hanryu Bank Co. Ltd (“HBC”) for $2,200 on December 28, 2024. From the date of these sales, the three subsidiaries are no longer included in the consolidated financial statements and are classified as discontinued operations. A gain of $12,400,373 was recognized from the disposal of the shares in these three subsidiaries.

The following table outlines the calculation of the gain on disposal related to the sale of the subsidiaries on November 5, 2024, and December 28, 2024.

As of December 28, 2024 ($)
Consideration received (sale price)	3,300
The carrying amount of any noncontrolling interest	-
Net liabilities	11,502,964
Foreign exchange difference	894,109
Gain on disposal of subsidiaries	12,400,373

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22 — INCOME TAXES

The Company’s tax rate is generally a function of the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the relative amount of losses or income for which no tax benefit or expense is recognized due to a valuation allowance.

The components of “Loss before income taxes” in the Consolidated Statements of Operations are as follows:

	December 31, 2025	December 31, 2024
United States	$(4,239,851)	$(4,754,944)
Foreign (Korea)	(393,042)	(28,707)
Total loss before income taxes	$(4,632,893)	$(4,783,651)

The effective tax rate reconciliation is as follows:

	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
Loss before income taxes	$(4,632,893)		$(4,783,651)
U.S. federal statutory tax benefit	(972,908)	(21)%	(1,004,567)	(21)%
State and local income taxes, net of federal benefit	0	0%	0	0%
Foreign (Korea) tax rate differential	43,628	1%	3,186	1%
Tax credits (Korean R&D)	0	0%	0	0%
Effect of changes in tax laws or rate	0	0%	0	0%
Cross-border tax effects	0	0%	0	0%
Permanent differences, goodwill impairment loss including nondeductible expenses	0	0%	$19,795	0%
Permanent differences, debt extinguishment loss including nondeductible expenses	245,328	5%	0	0%
Permanent differences, gain on disposal of subsidiary including nondeductible expenses	0	0%	(2,604,078)	(55)%
Change in valuation allowance	683,952	15%	3,585,663	75%
Income tax expense (benefit)	$0	0%	$0	0%
Effective Tax Rate		0%		0%

Application of ASU 2023-09 5% disaggregation threshold. The five percent disaggregation threshold for the years ended December 31, 2025 and 2024 was $48,645 and $50,228, respectively, computed as five percent of the income tax benefit derived by applying the U.S. federal statutory income tax rate of 21% to the loss before income taxes.

The deferred tax asset breakdown is as follows:

Deferred Tax Assets	December 31, 2025	December 31, 2024
Net operating loss carryforwards – US Federal	$7,254,895	$3,997,981
Net operating loss carryforwards – Republic of Korea	0	0
Amortization differences	145,290	0
IA Impairment differences	214,118	0
Depreciation differences	260	1,334
Lease liabilities and other temporary differences	48,713	0
Bad debt	73	3,397,763
Forex Translation Adjustment	(32,492)	243,687
Total deferred tax assets	7,630,858	7,640,764
Valuation allowance	(7,630,858)	(7,640,764)
Net deferred tax asset	0	0
Deferred Tax Liabilities	0	0
Fixed asset basis differences	0	0
Total Deferred Tax Liabilities	0	0
Net Deferred Tax Asset (Liability)	$0	$0

The Company’s wholly-owned Korean subsidiary, Faning Korea, LLC was acquired in December 2024. Net operating losses generated under the Korean Corporate Tax Act may be carried forward for up to 15 years. Based on management’s evaluation of available evidence, no separate deferred tax asset has been recognized for the Korean tax loss carryforwards, as the related amounts are not material to the consolidated financial statements and any deferred tax asset recognized would be fully offset by a valuation allowance.

The parent company, Global Interactive Technologies, Inc. generated approximately $7.3 million net operating loss. Utilization of U.S. net operating loss carryforwards may be subject to substantial annual limitation under IRC 382.

Movements in the valuation allowance for the years ended December 31, 2025 and 2024 were as follows:

Valuation Allowance	December 31, 2025	December 31, 2024
Beginning Balance	$7,640,764	$413,223
Additions Charged to Income Tax Expense	(9,906)	7,227,541
Reductions / Reversals Credited to Income Tax Expense	0	0
Ending Balance	$7,630,858	$7,640,764

The Company recorded a full valuation allowance against its gross deferred tax assets as of December 31, 2025 and 2024. In assessing the realizability of deferred tax assets, the Company considered all available positive and negative evidence, especially the history of cumulative operating losses incurred at both the U.S. parent and Korean subsidiary levels, management concluded that it is more likely than not that the deferred tax assets will not be realized.

The cash income taxes paid information is as follows:

Cash Income Taxes Paid (Refunded), Net	December 31, 2025	December 31, 2024
U.S. — Federal	$0	$0
U.S. — State and Local	0	0
Republic of Korea	0	0
Total Cash Income Taxes Paid, Net	$0	$0

As of December 31, 2025 and 2024, the Company had no material unrecognized tax benefits, and no material amounts have been accrued for interest or penalties associated with uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the twelve months following December 31, 2025. A reconciliation of the beginning and ending balances of unrecognized tax benefits would result in zero activity for each period presented and is therefore not separately tabulated.

For the year ended December 31, 2024, the deferred tax benefit attributable to discontinued operations has been fully offset by a corresponding increase in the valuation allowance. Accordingly, the Company has allocated no income tax benefit to the discontinued operations loss of $1,388,318 (see Note 21).

NOTE 23 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined that the following events occurred after December 31, 2025 and prior to the issuance of these financial statements:

- On January 19, 2026, the Company entered into a Content Transfer Agreement to acquire all rights to the “Mega Racer” OST master recordings and promotional materials performed by ATEEZ, Daniel Kang, and KIRAS. The acquisition will be accounted for in accordance with applicable accounting standards, including ASC 805 or ASC 350, as appropriate.

- On March 26, 2026, the Company entered into a non-binding term sheet with Hudson Global Ventures, LLC for an equity line of credit of up to $18,000,000. The arrangement is non-binding and subject to negotiation and execution of definitive agreements and customary closing conditions

- On April 22, 2026, the Company entered into a Promissory Note agreement with FirstFire Global Opportunities Fund, LLC for a principal amount of $506,000. The note bears interest at market rate and is subject to the terms of the agreement.

The Company evaluated subsequent events in accordance with ASC 855, Subsequent Events. Management has assessed whether subsequent events require adjustment or disclosure in the consolidated financial statements.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Registrant	Filed herewith
3.2	Bylaws of Registrant	Filed herewith
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 30, 2025
4.2	Description of Registrant’s Securities	Filed herewith
10.1	Form of IPO Lock-Up Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on September 15, 2023
10.2*	Hanryu Holdings, Inc 2022 Omnibus Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 16, 2024
10.3*	Employment Agreement by and between Taehoon Kim and Hanryu Holdings, Inc., dated April 1, 2024	Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 30, 2025
10.4	Business Transfer Agreement, dated June 22, 2022, by and between Hanryu Bank Co., Ltd., and Kingdom Coin Holdings, a corporation incorporated in the Cayman Islands	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 16, 2024
10.5	Hanryu Holdings, Inc. Subscription Agreement	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 16, 2024
10.6	Debt Conversion Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2025
10.7	Promissory Note, dated February 18, 2025, by the Company in favor of PixelArc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2025
10.8	Promissory Note, dated April 18, 2025, by the Company in favor of PixelArc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2025
10.9	Security Agreement, dated April 18, 2025, between the Company and PixelArc.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2025
10.10	Notice of Conversion, dated May 20, 2025, between the Company and PixelArc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2025
10.11	Equity Purchase Agreement, dated March 26, 2026, by and between Global Interactive Technologies, Inc. and Hudson Global Ventures, LLC	Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2026
10.12	Securities Purchase Agreement, dated April 22, 2026, by and between the Company and FirstFire Global Opportunities Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 28, 2026
10.13	Convertible Promissory Note, dated April 22, 2026, by and between the Company and FirstFire Global Opportunities Fund, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 28, 2026
10.14	Lien Asset Transfer Agreement, dated December 28, 2024, by and between the Company and Hanryu Bank Co., Ltd.	Filed Herewith
19.1	Insider Trading Policy	Filed Herewith
21.1	Subsidiaries of Registrant	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 30, 2025
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	Filed herewith
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	Furnished herewith
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	Furnished herewith
97.1	Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 16, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2026	Global Interactive Technologies, Inc

	By:	/s/ Taehoon Kim
	Name:	Taehoon Kim
	Title:	Chief Executive Officer (Principal Executive Officer)

64

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer
/s/ Taehoon Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 22, 2026

/s/ John. S. Morris	Director	May 22, 2026

/s/ Jay Hyong Woo	Director	May 22, 2026

/s/ Amy Shi	Director	May 22, 2026

/s/ Larry Namer	Director	May 22, 2026

65