Form 10-Q
period 2026-03-31
Global Interactive Technologies, Inc.
filed 2026-06-22
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

160, Yeouiseo-ro,

Yeongdeungpo-Gu, Seoul

Republic of Korea, 07231

(Address principal executive offices and Zip Code)

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

As of June 19, 2026, a total of 3,674,208 shares of Class A Common Stock (par value $0.001 per share) were issued and outstanding.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and found on Form 10-K filed for the year ended December 31, 2025. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025

Assets
CURRENT ASSETS:
Cash and Cash Equivalents	$360	$6,990
Accounts receivable, net of allowance	25	46
Non-trade receivables	8,131	8,525
Prepaid expenses and other receivables	25,483	26,715
Total current assets	33,999	42,276

PROPERTY AND EQUIPMENT, NET	1,331	1,494
INTANGIBLE ASSETS, NET	2,839,745	3,029,061
OPERATING LEASE RIGHT-OF-USE ASSETS	1,209,718	1,264,546
OTHER ASSETS	31,391	38,717
Total Assets	$4,116,185	$4,376,094

Liabilities and Stockholder’s Equity

CURRENT LIABILITIES:
Short-term borrowings	$77,712	$29,028
Short-term borrowings from related parties	91,189	93,248
Non-trade accounts payable	722,047	750,013
Accrued expenses and other current liabilities	273,822	61,100
Total current liabilities	1,164,770	933,389
Total Liabilities	1,164,770	933,389

STOCKHOLDER’S DEFICIENCY:
Common Stock, 0.001 par value. Authorized 110,000,000 (common:100,000,000, preferred:10,000,000) 3,674,208 shares; Issued and outstanding shares as of March 31, 2026 and December 31, 2025	3,674	3,674
Additional paid-in and other capital	46,484,973	46,484,973
Accumulated deficit	(43,031,188)	(42,534,194)
Accumulated other comprehensive income (loss)	(506,044)	(511,748)
Total Stockholder’s Equity	2,951,415	3,442,705
Total Liabilities and Stockholder’s Deficiency	$4,116,185	$4,376,094

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Revenue	$96	$-
Cost of Revenue	-	-
Gross profit(Loss)	96	-

OPERATING EXPENSES:
Depreciation	167	303
Amortization	189,316	249,948
Lease expense	56,328	56,777
Tax and Dues	-	1,890
General and Administrative expense	250,635	254,550
Operating cost and expenses	496,447	563,468
OPERATING LOSS	(496,351)	(563,468)

OTHER INCOME(EXPENSE):
Interest income(expense), net	(642)	(3,256)
Gain (Loss) on foreign currency transactions	-	53
Other income(expense), net	-	(10)
Net other expense	(642)	(3,213)

Net loss from continuing operations before taxes	(496,993)	(566,681)
Income tax expense	-	-
Net loss	$(496,993)	$(566,681)

Basic and fully diluted loss per share	(0.14)	(0.20)

Weighted average number of shares outstanding:
Basic and diluted	3,674,208	2,780,402

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common shares		Additional Paid-in and		Other	Total
	Shares	Amount ($0.001 par)	Other Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Stockholder’s Equity
Balance at December 31, 2024	2,640,402	$2,640	$44,301,215	$(37,901,301)	$(666,470)	$5,736,084

Issuance of common stock upon debt conversion	300,000	300	209,700	-	-	210,000

Currency translation adjustment	-	-	-	-	13,605	13,605

Net loss	-	-	-	(566,681)	-	(566,681)

Balance at March 31, 2025	2,940,402	$2,940	$44,510,915	$(38,467,982)	$(652,865)	$5,393,008

	Common shares		Additional Paid-in and		Other	Total
	Shares	Amount ($0.001 par)	Other Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Stockholder’s Equity
Balance at December 31, 2025	3,674,208	$3,674	$46,484,973	$(42,534,194)	$(511,748)	$3,442,705

Currency translation adjustment	-	-	-	-	5,704	5,704

Net loss	-	-	-	(496,993)	-	(496,993)

Balance at March 31, 2026	3,674,208	$3,674	$46,484,973	$(43,031,188)	$(506,044)	$2,951,415

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(496,993)	$(566,681)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation	167	303
Amortization of intangible asset	189,316	249,948
Amortization of right-of-use asset	56,328	56,777
Changes in operating assets and liabilities:
Accounts receivable	18	-
Non-trade receivables	-	(89)
Prepaid expenses and other current assets	-	(2,116)
Other assets	5,540	-
Accounts payable - nontrade	(19,252)	159,360
Accrued expenses and other current liabilities	213,139	6,168
Net cash provided by(used in) operating activities	(51,737)	(96,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	47,762	86,438
Proceeds from short-term borrowings from related parties	4,010	28,229
Repayment of short-term borrowings from related parties	(1,861)	(7)
Net cash provided by financing activities	49,911	114,660

Net change in cash	(1,826)	18,330
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	(4,804)	(20,429)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	6,990	2,352
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$360	$253

SUPPLEMENTARY INFORMATION:
Cash receipt (paid) for interest –	(642)	(3,256)
Cash receipt (paid) during the period for interest	(642)	(3,256)

Supplemental disclosure of non-cash investing and financing activities:
Offsetting borrowings by converting short-term loans into 300,000 shares of common stock.	-	210,000
Total	-	210,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

F-4

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

	March 31,	March 31,
	2026	2025
NET LOSS	$(496,993)	$(566,681)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,704	13,605
COMPREHENSIVE LOSS	$(491,290)	$(553,076)

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Going Concern

As of March 31, 2026, the Company had an accumulated deficit of $43,031,188 and a working capital deficiency of $1,130,771. In addition, the Company incurred an net loss of $496,993 for the period ended March 31, 2026.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Foreign Currency

The Company’s functional currency for all operations is the KRW. The Company’s accounting records are maintained in KRW, and translated into U.S. Dollars at year-end for the purposes of presentation. During the translation process, the year-end closing exchange rate is used for the valuation of all assets and liabilities, historical exchange rate is used to value stockholder’s equity, and the average exchange rate for the year is used for the calculation of the consolidated financial statements. The net impact of the translation into the U.S. Dollar is included in the accumulated other comprehensive income (loss) of the Company’s consolidated balance sheet as of March 31, 2026 and December 31, 2025. During the periods ended March 31, 2026, there was a fluctuation in the exchange rates ranging from KRW 1,427.93/USD $1 to KRW 1,517.13/USD $1. Also, cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an Allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its Allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

For the period ended March 31, 2026 and 2025, the Company recognized revenue of $96 and $0, respectively, primarily related to service-based activities.

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

Amortization expense related to capitalized software is included in operating expenses in the consolidated statements of operations. For the period ended March 31, 2026 and 2025, amortization expense related to capitalized software was included in operating expenses.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watch if any significant credit risks exist, and they will make actions to remove or mitigate such risks if there are any. The Company had accounts receivable balances of $25 and $46 as of March 31, 2026 and December 31, 2025, respectively. The Company believes that the credit risk related to accounts receivable is manageable and controllable as of March 31, 2026 and December 31, 2025. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

Earning (Loss) Per Share

Basic earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earning (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. For purposes of computing both basic and diluted earning (loss) per share, income or loss shall exclude the income or loss attributable to the non-controlling interest. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss excluded loss attributable to the non-controlling interest by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2026 and 2025, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

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

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of March 31, 2026 and December 31, 2025, and the interest income from short-term loan receivables is $0 and $0 for the three months ended March 31, 2026 and December 31, 2025.

	Interest Rate	March 31, 2026	December 31, 2025
LA PRIMERA CAPITAL INVESTMENTS	0%	$-	$-
AMERIDGE CORPORATION	0.1%	-	-
HANRYU BANK CO.LTD	0%	-	349
FNS CO.LTD	0%	-	-
(-) Allowances for credit losses		-	(349)
Total short-term loan	-	-	-

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 — PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	March 31, 2026	December 31, 2025
Fixtures	$5,703	$5,703
Less accumulated depreciation	(4,372)	(4,209)
Property plant and equipment, net	$1,331	$1,494

Total depreciation expense for the three months ended March 31, 2026 and 2025 are $167 and $303. Depreciation expense is reflected in operating cost and expenses in the Condensed Consolidated statements of operations.

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

The carrying value of software consisted of the following:

	March 31, 2026	December 31, 2025
Acquisition cost	$4,940,000	$4,940,000
Less Accumulated amortization	(1,210,508)	(1,021,192)
Add Foreign currency translation	129,864	129,864
Accumulated impairment loss on intangible assets	(1,019,611)	(1,019,611)
Net book value	$2,839,745	$3,029,061

Amortization expense related to software was $189,316 for the three months ended March 31, 2026. $1,021,192 amortization expense was recognized for the year ended December 31, 2025. The Company recognized an impairment loss of $0 for the period ended March 31, 2026 compared to $1,019,611 for the year ended December 31, 2025.

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

At the time of initial acquisition from Seoul Marina Co., Ltd. “SMC” in July 2021, the Company used the following assumptions:

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

In December 2024, the Company sold its entire equity interest in Hanryu Bank Co., Ltd. (“HBC”), a subsidiary that held the rent-free rights to the Seoul Marina building. However, through an asset transfer agreement between the Company and HBC, the Company acquired the rent-free rights to the Seoul Marina building. The transfer amount was based on the net book value of the ROU asset as of the contract date and was offset against the Company’s outstanding loan receivable. As of March 31, 2026 and December 31, 2025, the carrying amounts of the ROU asset were $1,209,718 and $1,264,546, respectively. Lease cost is $56,328 for the period ended March 31, 2026. The carrying amount of the ROU asset reflects the exchange rate fluctuation from 1,427.93 KRW/USD to 1,517.13KRW/USD for the period ended March 31, 2026.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of March 31, 2026 and December 31, 2025.

	Interest Rate	March 31, 2026 ($)	December 31, 2025 ($)
Mijung Oh	0%	7,818	8,529
Changhyuk Kang(1)	0%	15,000	13,634
Levenston Korea LLC	4.6%	3,708	1,638
Jeyoun Baeg	0%	1,330	1,394
Yoonseok Choi	0%	3,656	3,833
Corner Piece Capital Partners Pte Ltd (2)	8%	46,200	-
Total		77,712	29,028

(1)	Changhyuk Kang is not a related party, as he is a minority shareholder.
(2)	The Company subsequently repaid the loan principal and accrued interest on April 24, 2026.

NOTE 8 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information regarding short-term loan payables from related parties as of March 31, 2026 and December 31, 2025. Jaeman Lee is a family of an independent director of the Company and Hangmuk Shin is the largest shareholder of Global Interactive Technologies, Inc.

	Interest Rate		March 31, 2026 ($)	December 31, 2025 ($)
Taehoon Kim	0%		569	583
Jaeman Lee	4.6	%(1)	80,824	84,733
Hangmuk Shin	4.6	%(2)	8,296	6,969
PixelArc LLC	0%		1,500	963
Total			91,189	93,248

(1)	The interest rate applicable to Faning Korea, LLC is 4.6% per annum, whereas the interest rate applicable to Global Interactive Technologies, Inc. is 0%.
(2)	The interest rate under the loan agreements executed through 2025 was 4.6% per annum, while the interest rate under the loan agreements executed in 2026 was 0%.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized in the table below.

March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Bonds with warrants	$—	$—	$—	$—

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and March 31, 2025.

Non-financial Items Measured at Fair Value on a Recurring Basis

The Company’s long-lived assets, including capitalized software, operating lease right-of-use assets, and other finite-lived assets, are measured at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the year ended December 31, 2025, the Company identified impairment indicators related to its capitalized software asset, including limited current revenue generation, continuing operating losses, and revised expectations regarding the timing of commercialization of the Faning platform. As a result, the Company evaluated the recoverability of the asset and recognized an impairment loss of $1,019,611 during the year ended December 31, 2025. The impairment loss is included in other expense in the consolidated statements of operations. The Company did not identify impairment indicators related to its capitalized software asset for the three months ended March 31, 2026.

The fair value measurement related to the software impairment was based on significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy.

The following table summarizes nonfinancial assets measured at fair value on a nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Software (Intangible Asset) — period ended March 31, 2026	—	—	$2,839,745	$2,839,745
Software (Intangible Asset) — year ended December 31, 2025	—	—	$3,029,061	$3,029,061

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

The following table summarizes the significant unobservable inputs used in the Level 3 fair value measurement of the Faning software intangible asset as of December 31, 2025.

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

Reconciliation to Impairment Loss

Application of the Relief-from-Royalty method resulted in an estimated fair value for the Faning software intangible asset of $3,029,061 as of December 31, 2025. Because the indicated fair value was below the Asset’s pre-impairment carrying amount, the Company recognized a non-cash impairment loss of $1,019,611 during the year ended December 31, 2025 in accordance with ASC 350-30-35. There was no impairment losses recognized on the Faning software intangible asset during the period ended March 31, 2026.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. Except for the intangible asset impairment disclosed in Note 9, no impairment is recognized for long-lived assets as of as of March 31, 2026 and December 31, 2025.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 — SIGNIFICANT NON-CASH TRANSACTION

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

NOTE 11 — SHARE CAPITAL

As of March 31, 2026 and December 31, 2025, Global Interactive Technologies’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

On January 27, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. As a result of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock were combined into one share, reducing the total number of issued shares from 52,808,589 to 2,640,402. The par value per share is $0.001. All share and per-share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Matters

As of March 31, 2026, the Company is currently seeking the cancellation of the administrative surcharge imposed by the Securities and Futures Commission of Korea through administrative court proceedings, and the matter remains pending.

NOTE 13 — RELATED PARTY TRANSACTIONS

The company conducts transactions with related parties under standard commercial terms and follows appropriate procedures to protect the company’s interests. Below are the related party transaction details as of March 31, 2026, and December 31, 2025.

Short-Term Loan Payables

	March 31, 2026 ($)	December 31, 2025 ($)
Taehoon Kim	569	583
Jaeman Lee	80,824	84,733
Hangmuk Shin	8,296	6,969
PixelArc LLC	1,500	963
Total	91,189	93,248

Non-Trade Payables

The Company has non-trade payables due to Hangmuk Shin in the amount of KRW 3.4 million and to Jaeman Lee in the amount of KRW 6.8 million. These amounts represent unreimbursed business trip expenses that were personally paid on behalf of the Company and are recorded as non-trade payables.

Taehoon Kim (CEO)

- On January 8, 2025, the Company entered into a short-term loan agreement with Taehoon Kim with a principal amount of $569 and an interest rate of 0%. It matured on January 7, 2026.

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

- On February 4, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 7,000,000 (USD 4,764). It matured on February 3, 2026.

- On February 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 29,144,850 (USD 21,000), and. It matured on February 6, 2026.

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

- On December 3, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,212,420 (USD 825), and the maturity date is December 3, 2026. The principal and interest will be repaid at maturity.

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

- On January 14, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 3,310,000 (USD 2,249) . It matured on January 13, 2026.

- On March 6, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 6,500 (USD 4). It matured on March 5, 2026.

- On March 24, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD 34). It matured on March 23, 2026.

- On March 26, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD 34), It matured on March 25, 2026.

- On May 7, 2025, the Company issued 90,123 shares of Common Stock at a conversion price of $1.19 per share, together with warrants to purchase 81,739 shares of Common Stock at an exercise price of $1.29 per share and expiring on the fifth anniversary of the issuance date, in connection with the conversion of $105,444 of indebtedness payable to Hangmuk Shin.

- On December 31, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 10,000,000 (USD 6,969), and the maturity date is December 30, 2026. The principal and interest will be repaid at maturity.

- On January 2, 2026, the Company repaid KRW 2,800,000 (USD 1,936) to Hangmuk Shin.

- On January 16, 2026, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 0%. The principal amount was KRW 30,000 (USD 20), and the maturity date is January 15, 2027. The principal and interest will be repaid at maturity.

- On January 23, 2026, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 0%. The principal amount was KRW 5,000,000 (USD 3,415), and the maturity date is January 22, 2027. The principal and interest will be repaid at maturity.

- On February 3, 2026, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 0%. The principal amount was KRW 250,000 (USD 172), and the maturity date is February 2, 2027. The principal and interest will be repaid at maturity.

PixelArc, LLC

- On February 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 8%. The principal amount was USD $86,666 and the maturity date is March 14, 2026.

- On April 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 0%, the principle amount was USD $86,000. The maturity date was May 15 2025.

- On May 20, 2025, the Company accepted PixelArc’s proposal, the total loan principle balance of USD $172,666 was converted into 246,666 shares at $0.7 per share, following the default of the April 18, 2025 loan. The shares were issue on May 24, 2025. Accrued interest in the amount of USD $3490.44 remain outstanding.

- On August 18, 2025, the Company entered into an interest free short term borrowing agreement with PixelArc, LLC, the principle amount was USD $1,000, repayable upon demand.

- On February 24, 2026, the Company entered into an interest free short term borrowing agreement with PixelArc LLC, the principle amount was $500 and the maturity date is February 24, 2027.

NOTE 14 — NON-TRADE PAYABLE

Non-trade payable for the period ended March 31, 2026 was $722,047, compared to $750,013 during the period ended December 31, 2025.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 14 — NON-TRADE PAYABLE (cont.)

The following table summarizes the components of non-trade payables by nature as of March 31, 2026 and December 31, 2025:

Components (by Nature)	March 31, 2026 ($)	December 31, 2025 ($)
Professional & Service Fees	529,561	561,111
Social Security & Tax Payable	168,949	166,827
Operating Expenses	23,537	22,075
Total	722,047	750,013

NOTE 15 — STOCK-BASED COMPENSATION

The Company maintains the 2022 Omnibus Equity Incentive Plan, which provides for the grant of stock options and other equity-based awards. As of March 31, 2026, there were 75,000 shares remaining available for future issuance under the plan.

●	Accounting Policy: The Company measures and recognizes compensation expense for all stock-based payment awards based on their estimated fair values on the grant date.
●	Expense Recognition: Stock-based compensation expense is recognized on a straight-line basis over the requisite service period (usually the vesting period).

NOTE 16 — SEGMENT INFORMATION

The Company operates its business through its core Faning platform and strategy. As of March 31, 2026, the Company has determined that it operates in a single reportable segment focused on digital fan engagement services.

While the Company’s operations are primarily supported by its subsidiary, FANING KOREA, LLC, located in Seoul, Republic of Korea, the majority of its long-lived assets and revenues are managed as a single global ecosystem.

NOTE 17 — WARRANTS

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 17 — WARRANTS (cont.)

The following table summarizes the Company’s warrant activity for the period ended March 31, 2026:

Warrant Activity	Number of Warrants	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2024	-	-	-
Granted (May 7, 2025)	332,505	1.39	5.00
Exercised (August 19, 2025)	(125,383)	1.42	-
Expired / Forfeited	-	-	-
Outstanding at December 31, 2025	207,122	1.37	4.35
Exercisable at December 31, 2025	207,122	1.37	4.35
Granted	-	-	-
Exercised	-	-	-
Expired / Forfeited	-	-	-
Outstanding at March 31, 2026	207,122	1.37	4.35
Exercisable at March 31, 2026	207,122	1.37	4.35

In accordance with ASC 470-50, the Company measured the fair value of the warrants issued as part of the debt extinguishment consideration using the Black-Scholes Option Pricing Model (BSM) pursuant to the fair value guidance under ASC 820.

The valuation was performed using the following assumptions as of the grant date (May 7, 2025):

Assumption	Input
Stock price at grant date	$1.38
Risk-free interest rate	4.04%
Expected volatility	186.39%
Expected term	5.00 Years
Expected dividend yield	0.00%

Based on the assumptions above, the specific valuation components by each warrant holder tranche are summarized as follows:

Holder	Warrants Issued	Exercise Price	FV/Warrant ($)	Total Warrant FV ($)
Hangmuk Shin	81,739	$1.29	1.97	160,720.51
Jeyoun Baeg	125,383	$1.42	1.96	246,186.97
Jungok You	125,383	$1.42	1.96	246,186.97
Total	332,505			653,094.44

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

NOTE 18 — INCOME TAXES

The Company’s tax rate is generally a function of the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the relative amount of losses or income for which no tax benefit or expense is recognized due to a valuation allowance.

The components of “Loss before income taxes” in the Consolidated Statements of Operations are as follows:

	March 31, 2026	December 31, 2025
United States	$(400,662)	$(4,239,851)
Foreign (Korea)	(96,331)	(393,042)
Total loss before income taxes	$(496,993)	$(4,632,893)

The effective tax rate reconciliation is as follows:

	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
Loss before income taxes	$(496,993)		$(4,632,893)
U.S. federal statutory tax benefit	(104,369)	(21)%	(972,908)	(21)%
State and local income taxes, net of federal benefit	-	0%	-	0%
Foreign (Korea) tax rate differential	10,693	2%	43,628	1%
Tax credits (Korean R&D)	-	0%	-	0%
Effect of changes in tax laws or rate	-	0%	-	0%
Cross-border tax effects	-	0%	-	0%
Permanent differences, goodwill impairment loss including nondeductible expenses	-	0%	-	0%
Permanent differences, debt extinguishment loss including nondeductible expenses	-	0%	245,328	5%
Permanent differences, gain on disposal of subsidiary including nondeductible expenses	-	0%	-	0%
Change in valuation allowance	93,676	19%	683,952	15%
Income tax expense (benefit)	$-	0%	$-	0%
Effective Tax Rate	-	0%	-	0%

Application of ASU 2023-09 5% disaggregation threshold. The five percent disaggregation threshold for the period ended March 31, 2026 and the year ended December 31, 2025 was $5,218 and $48,645, respectively, computed as five percent of the income tax benefit derived by applying the U.S. federal statutory income tax rate of 21% to the loss before income taxes.

The deferred tax asset breakdown is as follows:

Deferred Tax Assets	March 31, 2026	December 31, 2025
Net operating loss carryforwards – US Federal	$7,700,971	$7,254,895
Net operating loss carryforwards – Republic of Korea	-	-
Amortization differences	29,155	145,290
IA Impairment differences	-	214,118
Depreciation differences	35	260
Lease liabilities and other temporary differences	11,829	48,713
Bad debt	-	73
Forex Translation Adjustment	(1,198)	(32,492)
Total deferred tax assets	7,740,792	7,630,858
Valuation allowance	(7,740,792)	(7,630,858)
Net deferred tax asset	-	-
Deferred Tax Liabilities	-	-
Fixed asset basis differences	-	-
Total Deferred Tax Liabilities	-	-
Net Deferred Tax Asset (Liability)	$-	$-

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 18 — INCOME TAXES (cont.)

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

The parent company, Global Interactive Technologies, Inc. generated approximately $7.7 million net operating loss. Utilization of U.S. net operating loss carryforwards may be subject to substantial annual limitation under IRC 382.

Movements in the valuation allowance for the period ended March 31, 2026 and the year ended 2025 were as follows:

Valuation Allowance	March 31, 2026	December 31, 2025
Beginning Balance	$7,630,858	$7,640,764
Additions Charged to Income Tax Expense	-	(9,906)
Reductions / Reversals Credited to Income Tax Expense	109,934	-
Ending Balance	$7,740,792	$7,630,858

The Company recorded a full valuation allowance against its gross deferred tax assets as of March 31, 2026 and December 31, 2025. In assessing the realizability of deferred tax assets, the Company considered all available positive and negative evidence, especially the history of cumulative operating losses incurred at both the U.S. parent and Korean subsidiary levels, management concluded that it is more likely than not that the deferred tax assets will not be realized.

The cash income taxes paid information is as follows:

Cash Income Taxes Paid (Refunded), Net	March 31, 2026	December 31, 2025
U.S. — Federal	$-	$-
U.S. — State and Local	-	-
Republic of Korea	-	-
Total Cash Income Taxes Paid, Net	$-	$-

As of March 31, 2026 and December 31,2025, the Company had no material unrecognized tax benefits, and no material amounts have been accrued for interest or penalties associated with uncertain tax positions. The Company does not anticipate any significant changes to its unrecognized tax benefits within the nine months following March 31, 2026. A reconciliation of the beginning and ending balances of unrecognized tax benefits would result in zero activity for each period presented and is therefore not separately tabulated.

NOTE 19— SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s primary operational focus has been the continued development, maintenance, and support of the Faning platform, along with preparation for future commercialization initiatives. The Company also focused on public company compliance activities, operational restructuring, and financing initiatives.

Although the Company continued developing monetization-related functionality including digital engagement features, subscription-related functionality, and advertising infrastructure, the Faning platform remained in an early-stage commercialization phase as of March 31, 2026. Revenue generated from the platform during the fiscal year ended December 31, 2025 and the three months of March 31, 2026 remained limited.

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

The Company has also explored and developed various monetization initiatives associated with the platform, including digital engagement tools, subscription-related functionality, advertising infrastructure, and other fandom-related digital services. As of March 31, 2026, these monetization initiatives remained in early stages of commercialization.

Key Performance Indicators

Management monitors certain operational metrics and key performance indicators (“KPIs”) to evaluate platform activity and future business opportunities. These metrics include registered users, monthly active users (“MAUs”), average revenue per user (“ARPU”), and user acquisition cost (“UAC”).

The legacy Fantoo platform historically accumulated approximately 26.6 million registered accounts as of December 31, 2024. The Company views this historical registered account base as a potential long-term strategic asset; however, the Company did not complete a migration or reactivation of this historical user base during 2025 or the first three months of March 31, 2026 and cannot currently predict the extent to which such historical users may become active users, retained users, or monetizable users within the Faning platform.

ARPU remained limited during 2025 and the first three months of March 31, 2026 as the Company continued operating in an early-stage commercialization phase. Management expects that future operational performance, if commercialization initiatives are successfully implemented, may depend on user engagement, monetization adoption, marketing efficiency, and broader platform growth initiatives.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues and Cost of Sales

Revenue for the three months ended March 31, 2026 was $96 compared to sales of $-0- for the three months ended March 31, 2025. The revenue sources primarily relate to subscriptions and in-app purchase in the FANING platform.

Cost of sales were $0 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Operating expenses

Line Item	March 31, 2026	March 31, 2025	Change
Revenue	96	-	96	N/A
Operating Expenses	496,447	563,468	(67,021)	(11.9)%
Other Expenses	642	3,213	(2,571)	(80.0)%
Net Loss	496,993	566,681	(69,688)	(12.3)%
Cash and Cash Equivalents	360	253	107	42.3%
Stockholders’ Equity	2,951,415	5,393,008	(2,441,593)	(45.3)%

Operating expenses for the three months ended March 31, 2026 were $496,447 compared to $563,468 during the same three months ended March 31, 2025. The material decrease in expenses is attributable to a decrease in our amortization expenses of intangible asset.

Operating expenses for the three months ended March 31, 2026 were primarily composed of: Amortization expense of $189,316, lease expense of $56,328, annual fee expense of $56,000, legal and professional fees expense of $101,912, salary expense of $53,650, directors’ fee expense of $36,000, and other general and administrative expenses.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a gain or loss on foreign currency transactions. Other expense was $642 for the three months ended March 31, 2026, compared to $3,213 in other expense during the three months ended March 31, 2025.

Net loss

As a result of the foregoing, we recorded a net loss of $496,993 or $(0.14)   per share for the three months ended March 31, 2026, compared to a loss of $566,681 or $(0.20) per share for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $360 cash on hand.

	March 31, 2026 ($)	March 31, 2025 ($)	Change ($)
Not cash used in operating activities	(51,737)	(96,330)	44,593
Net cash provided by investing activities	-	-	-
Net cash provided by financing activities	49,911	114,660	(64,749)
Total Net Change in Cash – Continued Operations	(1,826)	18,330	(20,156)
Effect of Exchange Rates on Cash and Equivalents	(4,804)	(20,429)	15,625
Cash beginning of period – continued operations	6,990	2,352	4,638
Cash end of period – continued operations	360	253	107

During the three months ended March 31, 2026, the Company had a net loss of $496,993.

Cash flows used in operating activities were $51,737 for the three months ended March 31, 2026, compared to cash flows used in operating activities $96,330 for the three months ended March 31, 2025. The decrease in cash flows used in operating activities for the three months ended March 31, 2026, compared to the same three-month period in 2025, is primarily attributable to decreases in amortization of intangible asset and accounts payable – nontrade offset by an increase in accrued expenses and other current liabilities.

Cash flows used in investing activities were $0 for the three months ended March 31, 2026 and March 31, 2025, respectively

Cash flows provided by financing activities were $49,911 for the three months ended March 31, 2026, compared to $114,660 in cash flows provided by financing activities for the three months ended March 31, 2025. The decrease in cash flows provided by financing activities in the three months ended March 31, 2026, is primarily attributable to a decrease in proceeds from short-term borrowings and proceeds from short-term borrowing from related parties offset by repayment of short-term borrowing from related parties.

Going Concern

As of March 31, 2026, the Company had an accumulated deficit of $43,031,188 and a working capital deficiency of $1,130,771. In addition, the Company incurred an net loss of $496,993 for the period ended March 31, 2026.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company did not have any off-balance sheet arrangements, as defined under applicable SEC rules, that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Contractual Obligations

As of March 31, 2026, the Company did not have any material long-term contractual obligations, other than obligations incurred in the ordinary course of business, including accrued professional fees and other accounts payable reflected in the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under “Exchange Act”), as of March 31, 2026. Based on such evaluation, our Chief Executive Officer has concluded that as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These material weaknesses could result in a misstatement of account balances or disclosures such that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, management performed additional analyses and other procedures and concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

On December 22, 2025, during the quarter ended December 31, 2025, the Company’s Chief Financial Officer, Juhyon Shin, submitted his resignation, which was accepted by the company in March 2026 and was disclosed in the Company’s Current Report on Form 8-K filed on March 19, 2026.

During the transition, the Company relied on management oversight and outside accounting and professional advisors to support its financial reporting process. And the Company is currently offering a position for CFO and is seeking to hire a new CFO.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company received the written decision of the administrative appeal from the Central Administrative Appeals Commission by mail on November 6, 2025. The Company is currently seeking the cancellation of the administrative surcharge imposed by the Securities and Futures Commission of Korea through administrative court proceedings, and the matter remains pending.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-41763) as filed with the SEC on May 26, 2026
3.2	Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-41763) as filed with the SEC on May 26, 2026
10.1	Equity Purchase Agreement, dated March 26, 2026, by and between the Company and Hudson Global Ventures LLC	Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on March 30, 2026
10.2	Securities Purchase Agreement, dated April 22, 2026, by and between the Company and FirstFire Global Opportunities Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on April 28, 2026
10.3	Convertible Promissory Note, dated April 22, 2026, by and between the Company and FirstFire Global Opportunities Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on April 28, 2026
10.4	Master Recording and Transfer Agreement between the Company and Moon Seok Hwan dated January 19, 2026	Filed herewith; asterisks located within the exhibit denote information which has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and would likely cause competitive harm to us if publicly disclosed.
10.5	Master Recording and Performance Rights Agreement between the Company and Pandora Co., Ltd. dated January 19, 2026	Filed herewith; asterisks located within the exhibit denote information which has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and would likely cause competitive harm to us if publicly disclosed.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Interactive Technologies, Inc

Signature	Title	Date

/s/ Taehoon Kim	Chief Executive Officer	June 22, 2026
Taehoon Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

