Form 10-Q
period 2026-06-30
Global Interactive Technologies, Inc.
filed 2026-09-09
CIK 1911545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of September 9, 2026, a total of 4,203,104 shares of Common Stock (par value $0.001 per share) were issued and outstanding.

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

●	our ability to continue as a going concern given that we have incurred recurring losses from operations, have an accumulated deficit, minimal revenues, cash used in operating activities, dependence on additional financing, and our auditors have stated that substantial doubt exists about our ability to continue as a going concern;

●	our ability to obtain significant additional capital, which we may be unable to obtain and will require to continue as a going concern;

●	overall strength and stability of general economic conditions and of the social media platform and content creation industry in the United States and globally;

●	changes in consumer demand for, and acceptance of, our services, including our platform, as well as social media platforms in general;

●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●	our expectations regarding our future operating and financial performance;

●	our ability to effectively execute our business plan and continue to expand internationally;

●	our ability to recruit, retain, and motivate skilled personnel, including key members of senior management;

●	changes in the price of equipment, network infrastructure, hosting and maintenance;

●	uncertainties around the successful improvement and modification of our existing applications and development of new products and services, which may require significant expenditures and time;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●	our ability to effectively market our services;

●	costs and risks associated with litigation brought against us;

●	our ability to obtain and protect our existing intellectual property protections, including trademarks and copyrights;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	our ability to maintain the listing of our shares on the Nasdaq Capital Market or our ability to list our shares on any other exchange and maintain such listing; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025

Assets
CURRENT ASSETS:
Cash and Cash Equivalents	$1,162,141	$6,990
Accounts receivable, net of allowance	18	46
Non-trade receivables	7,915	8,525
Prepaid expenses and other receivables	24,804	26,715
Total current assets	1,194,878	42,276

PROPERTY AND EQUIPMENT, NET	1,168	1,494
INTANGIBLE ASSETS, NET	2,650,429	3,029,061
OPERATING LEASE RIGHT-OF-USE ASSETS	1,067,348	1,264,546
OTHER ASSETS	25,163	38,717
Total Assets	$4,938,986	$4,376,094

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Short-term borrowings	$63,687	$29,028
Short-term borrowings from related parties	89,763	93,248
Non-trade accounts payable	687,268	750,013
Accrued expenses and other current liabilities	322,146	61,100
Total current liabilities	1,162,864	933,389
Total Liabilities	1,162,864	933,389

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value. Authorized 110,000,000 shares (common: 100,000,000; preferred: 10,000,000); 3,674,208 shares issued and outstanding as of June 30, 2026 and December 31, 2025	3,674	3,674
Additional paid-in and other capital	48,293,880	46,484,973
Accumulated deficit	(43,939,617)	(42,534,194)
Accumulated other comprehensive loss	(581,815)	(511,748)
Total Stockholders’ Equity	3,776,122	3,442,705
Total Liabilities and Stockholders’ Equity	$4,938,986	$4,376,094

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Revenue	$222	$29	$126	$29
Cost of Revenue	—	—	—	—
Gross profit (loss)	222	29	126	29

OPERATING EXPENSES:
Depreciation	330	616	163	313
Amortization	378,632	508,551	189,316	258,603
Lease expense	111,273	115,519	54,945	58,742
General and Administrative expense	722,265	615,742	471,629	359,302
Operating cost and expenses	1,212,500	1,240,428	716,053	676,960
OPERATING LOSS	(1,212,278)	(1,240,399)	(715,927)	(676,931)

OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(139,920)	—	(139,920)	—
Interest income (expense), net	(51,282)	(5,840)	(50,640)	(2,584)
Gain (loss) on foreign currency transactions	(1,943)	1,911	(1,943)	1,858
Other income (expense), net	—	(402)	—	(392)
Net other expense	(193,145)	(4,331)	(192,503)	(1,118)

Net loss before income taxes	(1,405,423)	(1,244,730)	(908,430)	(678,049)
Income tax expense	—	—	—	—
Net loss	$(1,405,423)	$(1,244,730)	$(908,430)	$(678,049)

Basic and diluted net loss per share	$(0.38)	$(0.41)	$(0.25)	$(0.22)

Weighted average number of shares outstanding:
Basic and diluted	3,686,284	3,024,647	3,698,228	3,024,647

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Common shares		Additional Paid-in		Accumulated Other	Total
	Shares	Amount ($0.001 par)	and Other Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2024	2,640,402	$2,640	$44,301,215	$(37,901,301)	$(666,470)	$5,736,084

Issuance of common stock upon debt conversion at $0.70 per share	300,000	300	209,700	-	-	210,000

Currency translation adjustment	-	-	-	-	13,605	13,605

Net loss	-	-	-	(566,681)	-	(566,681)

Balance at March 31, 2025	2,940,402	$2,940	$44,510,915	$(38,467,982)	$(652,865)	$5,393,008
Issuance of common stock upon debt conversion at $0.70 per share	246,666	247	172,419	-	-	172,666
Issuance of common stock upon debt conversion at $1.19 per share	90,123	90	105,354	-	-	105,444
Issuance of common stock upon debt conversion at $1.27 per share	271,634	272	350,138	-	-	350,410
Currency translation adjustment	-	-	-	-	446,563	446,563
Net loss	-	-	-	(678,049)	-	(678,049)
Balance at June 30, 2025	3,548,825	$3,549	$45,138,826	$(39,146,031)	$(206,302)	$5,790,042

	Common shares		Additional Paid-in		Accumulated Other	Total
	Shares	Amount ($0.001 par)	and Other Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Stockholders’ Equity
Balance at December 31, 2025	3,674,208	$3,674	$46,484,973	$(42,534,194)	$(511,748)	$3,442,705

Currency translation adjustment	-	-	-	-	5,704	5,704

Net loss	-	-	-	(496,993)	-	(496,993)

Balance at March 31, 2026	3,674,208	$3,674	$46,484,973	$(43,031,187)	$(506,044)	$2,951,416
Issuance of pre-funded warrants and common stock warrants, net of offering costs	-	-	1,808,907	-	-	1,808,907
Currency translation adjustment	-			-	(75,771)	(75,771)
Net loss	-	-	-	(908,430)	-	(908,430)
Balance at June 30, 2026	3,674,208	$3,674	$48,293,880	$(43,939,617)	$(581,815)	$3,776,122

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,405,423)	$(1,244,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	330	616
Amortization of intangible assets	378,632	508,551
Amortization of right-of-use asset	111,273	115,519
Loss on extinguishment of debt	139,920	-
Foreign currency transaction loss on repayment of borrowings	1,943	-
Changes in operating assets and liabilities:
Accounts receivable	28	(28)
Non-trade receivables	610	(13,485)
Prepaid expenses and other current assets	1,911	5,038
Other assets	13,554	-
Non-trade accounts payable	(62,745)	97,514
Accrued expenses and other current liabilities	261,046	1,360
Net cash used in operating activities	(558,921)	(529,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of pre-funded warrants and common stock warrants, net of offering costs	1,808,907	-
Proceeds from short-term borrowings	588,816	528,015
Proceeds from short-term borrowings from related parties	4,010	30,063
Repayments of short-term borrowings	(696,501)	-
Repayments of short-term borrowings from related parties	(1,861)	(7)
Net cash provided by financing activities	1,703,371	558,071

Net change in cash	1,144,450	28,426
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	10,701	(19,895)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	6,990	2,352
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,162,141	$10,883

SUPPLEMENTARY INFORMATION:
Cash paid during the period for interest	(50,013)	(5,842)
Supplemental disclosure of non-cash investing and financing activities:
Offsetting borrowings by converting short-term loans into 908,423 shares of common stock	-	838,520
Total	-	838,520

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
NET LOSS	$(1,405,423)	$(1,244,730)	$(908,430)	$(678,049)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(70,067)	460,168	(75,771)	446,563
COMPREHENSIVE LOSS	$(1,475,490)	$(784,562)	$(984,201)	$(231,486)

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

Corporate History

Since the inception of Global Interactive Technologies, Inc. in 2018, we have accomplished a number of key objectives, as follows:

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

Prior to HBC’s acquisition of its shares in K-Commerce, K-Commerce was 100% owned by Changhyuk Kang, the Company’s former Chief Executive Officer and Donghoon Park, the Company’s former Chief Marketing Officer.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Date	Event/Milestone

June 16, 2022	Hanryu Holdings, HBC, the HBC Shareholders, and the HBC Warrantholders consummate the Share Exchange and Warrant Exchange concurrently, pursuant to which HBC became a wholly owned subsidiary of the Company, and the HBC Stockholders and HBC Warrantholders, collectively, acquired a controlling interest in the Company.

August 1, 2023	The shares of the Company are listed at NASDAQ exchange market.

December 28, 2023	HBC sold whole shares of Hanryu Times, Fantoo Entertainment, and K-Commerce, so the business from the three companies became the discontinued operations.

November 5, 2024	HBC sold its 100% ownership interests in its subsidiaries, FNS Co., Ltd. and Marine Island Co., Ltd., in order to improve its financial structure.

December 4, 2024	We acquired 100% ownership of FANING KOREA, LLC to pursue a new business aimed at improving profitability.

December 28, 2024	We sold 100% of our ownership interest in Hanryu Bank Co., Ltd. (“HBC”), our wholly owned subsidiary, to improve our financial structure.

Going Concern

As of June 30, 2026, the Company had an accumulated deficit of $43,939,617 and working capital of $32,014, and it incurred a net loss of $1,405,423 and used $558,921 of cash in operating activities for the six months ended June 30, 2026. The Company’s working capital at June 30, 2026 reflects the net proceeds of $1,808,907 from the private placement of pre-funded warrants and common stock warrants completed on June 29, 2026 (Note 17); revenue from the Faning platform remains minimal and does not cover the Company’s operating costs.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Foreign Currency

The functional currency of the Company’s Korean subsidiary is the KRW, and the Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, stockholders’ equity is translated at historical exchange rates, and revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are included in accumulated other comprehensive income (loss) in the consolidated balance sheets as of June 30, 2026 and December 31, 2025. The exchange rate was KRW 1,545.46 per U.S. dollar at June 30, 2026 and KRW 1,434.90 per U.S. dollar at December 31, 2025, and the average exchange rates for the three and six months ended June 30, 2026 were KRW 1,501.56 and KRW 1,483.05 per U.S. dollar, respectively. Cash flows are also translated at average exchange rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for credit losses quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company does not have any off-balance-sheet credit exposure related to its customers.

Non-Trade Receivables

Non-trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on non-trade receivables are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its non-trade receivables portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded the allowance of $0 on the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

For the three and six months ended June 30, 2026, the Company recognized revenue of $126 and $222, respectively, compared to $29 for each of the three and six months ended June 30, 2025, primarily related to subscription and in-app purchase activity on the FANING platform.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cost of Revenue

Cost of revenue consists of costs directly attributable to revenue-generating activities. For the periods presented, the Company did not incur any costs that were directly attributable to revenue-generating activities and, accordingly, no cost of revenue was recorded. Costs associated with the maintenance and operation of the Company’s platform, including hosting and infrastructure costs, are recorded within general and administrative expenses as incurred. The Company will classify costs directly attributable to revenue-generating activities as cost of revenue when such costs are incurred.

Cost of revenue is recognized as the related goods or services are delivered or provided to customers.

Capitalized Software

The Company records software acquired through asset acquisitions at cost. Acquired software is accounted for as a finite-lived intangible asset and is amortized on a straight-line basis over its estimated useful life. The Company evaluates software assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Amortization expense related to capitalized software is included in operating expenses in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

Property, Plant and Equipment

Property, plant and equipment are carried at cost (see Note 4). Depreciation expense is provided over the estimated useful lives of the assets using the straight line method for vehicles and the declining balance method for fixtures and equipment. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life in Years
Fixtures	5
Equipment	5

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews operating lease right-of-use assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s estimated fair value. Impairment losses on long-lived assets held and used are presented within other expenses in the consolidated statements of operations.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company is also potentially subject to concentrations of credit risk in its accounts receivable and loans. Credit risk with respect to receivables is limited due to the number of individuals comprising the Company’s customer base. Credit risk with respect to loans is limited since they are made principally related to the collaborative activities between the Company and loan holders. Since the Company is directly affected by the financial condition of its customers and loan holders, management carefully watches if any significant credit risks exist, and they will take actions to remove or mitigate such risks if there are any. The Company had accounts receivable balances of $18 and $46 as of June 30, 2026 and December 31, 2025, respectively. The Company believes that the credit risk related to accounts receivable is manageable and controllable as of June 30, 2026 and December 31, 2025. Generally, the Company does not require collateral or other securities to support its accounts receivable and loans.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period. Diluted earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of Common Stock for the applicable period, including the dilutive effect of Common Stock equivalents. Potentially dilutive Common Stock equivalents primarily consist of warrants issued in connection with financings. The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. Shares issuable upon the exercise of pre-funded warrants for nominal consideration ($0.001 per share) are included in the weighted-average number of common shares outstanding used to compute basic net loss per share from the date of their issuance; the 1,092,896 shares underlying the Pre-Funded Warrants issued on June 29, 2026 (Note 17) added 24,020 and 12,076 weighted-average shares for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2026 and 2025, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. Warrants to purchase 1,300,018 and 332,505 shares of Common Stock were excluded from the computation of diluted net loss per share at June 30, 2026 and 2025, respectively. As a result, our basic and diluted net loss per share are the same because the Company generated a net loss in all periods presented.

Lease

The Company evaluates contracts at inception to determine whether an arrangement contains a lease in accordance with ASC 842, Leases. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset over the lease term and are recognized at commencement based on the terms of the arrangement.

The Company’s lease arrangement is classified as an operating lease. Because the arrangement does not require future lease payments, no lease liability has been recognized. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease ROU asset is held by its Korean subsidiary, whose functional currency is the Korean won. The ROU asset is translated into U.S. dollars at exchange rates in effect at each balance sheet date, while lease expense is translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in accordance with ASC 830. ROU assets are evaluated for impairment under the long-lived asset guidance of ASC 360.

Refer to Note 6 for additional disclosures related to the Company’s lease.

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

NOTE 3 — SHORT-TERM LOAN RECEIVABLES

The following table summarizes information with regard to short-term loan receivables outstanding as of June 30, 2026 and December 31, 2025. Interest income from short-term loan receivables was $0 for each of the six months ended June 30, 2026 and 2025.

	Interest Rate	June 30, 2026	December 31, 2025
LA PRIMERA CAPITAL INVESTMENTS	0%	$-	$-
AMERIDGE CORPORATION	0.1%	-	-
HANRYU BANK CO.LTD	0%	-	349
FNS CO.LTD	0%	-	-
(-) Allowances for credit losses		-	(349)
Total short-term loan	-	-	-

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2026	December 31, 2025
Fixtures	$5,703	$5,703
Less accumulated depreciation	(4,535)	(4,209)
Property plant and equipment, net	$1,168	$1,494

Total depreciation expense for the six months ended June 30, 2026 and 2025 was $330 and $616, respectively ($163 and $313 for the three months ended June 30, 2026 and 2025, respectively). Depreciation expense is reflected in operating cost and expenses in the Condensed Consolidated statements of operations.

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

The software is being amortized on a straight-line basis over its estimated useful life of 5 years. Amortization expense related to the software is recognized in operating expenses in the consolidated statements of operations.

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

During the six months ended June 30, 2026, management identified indicators of impairment related to the FANING platform, including continued minimal revenue generation, continuing operating losses, lower-than-expected commercialization activities, a revised commercialization timeline, and the need for additional financing to execute the Company’s business plan. As a result, management performed a recoverability assessment pursuant to ASC 360-10 for the Faning asset group, which consists primarily of the Faning software intangible asset and the related right-of-use asset utilized in its operations.

Under ASC 360, management first evaluated whether the carrying amount of the asset group was recoverable based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. Based on management’s analysis, the aggregate undiscounted future cash flows exceeded the carrying amount of the asset group. Accordingly, the asset group passed the recoverability test and no impairment loss was recognized during the three and six months ended June 30, 2026.

The recoverability analysis was based on management’s updated operating forecast and included significant assumptions regarding future commercialization of the Faning platform, including projected user acquisition beginning in fiscal year 2027, estimated customer acquisition costs, monthly active user conversion rates, user retention, and monetization assumptions. Because the platform has generated minimal revenue since acquisition, these assumptions required significant management judgment and are inherently uncertain. The forecast also assumes the Company’s ability to obtain additional financing beyond the June 2026 private placement to execute its commercialization strategy.

Compared with the assumptions utilized in the Company’s December 31, 2025 impairment assessment, management revised its forecast to reflect an approximate twelve-month delay in commercialization and revenue generation. The delay reduced expected near-term cash flows and was a significant factor in management’s decision to perform an interim recoverability analysis.

Although management estimated the fair value of the Faning software intangible asset to be approximately $2.2 million as of June 30, 2026, compared with its carrying amount of approximately $2.7 million, no impairment charge was recognized. Under ASC 360, impairment is recognized only if the carrying amount of the asset group exceeds the sum of its estimated undiscounted future cash flows. Because the estimated undiscounted future cash flows exceeded the carrying amount of the asset group, the Company concluded the asset group was recoverable and did not proceed to the impairment measurement step.

Management’s recoverability conclusion is sensitive to assumptions regarding projected user acquisition, monthly active user conversion rates, user engagement, and monetization. A meaningful reduction in projected user growth or monetization relative to management’s forecast would cause estimated undiscounted future cash flows to no longer exceed the carrying amount of the asset group. Under such circumstances, management estimates that an impairment charge could range from approximately $1.2 million to $2.3 million, depending on the estimated fair value of the asset group at the time of testing.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5 — SOFTWARE (cont.)

The carrying value of software consisted of the following:

	June 30, 2026	December 31, 2025
Acquisition cost	$4,940,000	$4,940,000
Less Accumulated amortization	(1,399,824)	(1,021,192)
Add Foreign currency translation	129,864	129,864
Accumulated impairment loss on intangible assets	(1,019,611)	(1,019,611)
Net book value	$2,650,429	$3,029,061

Amortization expense related to the software was $189,316 and $378,632 for the three and six months ended June 30, 2026, respectively, compared to $258,603 and $508,551 for the three and six months ended June 30, 2025, respectively, and $1,021,192 for the year ended December 31, 2025. The Company did not recognize an impairment loss during the three and six months ended June 30, 2026, compared to $1,019,611 for the year ended December 31, 2025. Following recognition of the impairment loss, the remaining carrying value of the software intangible asset will be amortized on a straight-line basis over its remaining estimated useful life. The Company will continue to evaluate the software asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

As of June 30, 2026, the software had a remaining useful life of approximately 3.5 years. Future estimated amortization expense related to the software intangible asset is expected to be as follows:

Estimated Amortization
Remainder of 2026	$378,632
2027	757,264
2028	757,264
2029	757,269
Total	$2,650,429

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

In December 2024, the Company sold its entire equity interest in Hanryu Bank Co., Ltd. (“HBC”), a subsidiary that held the rent-free rights to the Seoul Marina building. However, through an asset transfer agreement between the Company and HBC, the Company acquired the rent-free rights to the Seoul Marina building. The transfer amount was based on the net book value of the ROU asset as of the contract date and was offset against the Company’s outstanding loan receivable. As of June 30, 2026 and December 31, 2025, the carrying amounts of the ROU asset were $1,067,348 and $1,264,546, respectively. Lease expense related to the ROU asset was $54,945 and $111,273 for the three and six months ended June 30, 2026, respectively, and $58,742 and $115,519 for the three and six months ended June 30, 2025, respectively.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 — LEASE (cont.)

The carrying amount of the ROU asset consisted of the following:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Operating lease right-of-use asset, beginning balance	$1,264,546	$1,458,780
Lease expense	(111,273)	(231,967)
Foreign currency translation effect	(85,925)	37,733
Operating lease right-of-use asset, ending balance	$1,067,348	$1,264,546

The ROU asset is a KRW-denominated asset of the Company’s Korean subsidiary. It is translated into U.S. dollars at the exchange rate in effect at each balance sheet date, lease expense is translated at the average exchange rates in effect during the period, and the resulting translation adjustment is included in accumulated other comprehensive income (loss). The carrying amount reflects the change in the exchange rate from KRW 1,434.90 per U.S. dollar at December 31, 2025 to KRW 1,545.46 per U.S. dollar at June 30, 2026.

During the three months ended June 30, 2026, the Company determined that the ROU asset as of March 31, 2026 had been translated at an exchange rate that did not reflect the March 31, 2026 closing rate, which overstated the ROU asset and accumulated other comprehensive income (loss) by $58,361. The correction was recorded within the currency translation adjustment for the three months ended June 30, 2026 as an out-of-period adjustment. It had no effect on net loss, loss per share or cash flows for any period, and management concluded that the misstatement was not material to any previously issued financial statements.

As of June 30, 2026, the remaining term of the arrangement was approximately 4.9 years, ending in May 2031. Because the Company is not required to make lease payments under the arrangement, no lease liability was recognized as of June 30, 2026 or December 31, 2025.

NOTE 7 — SHORT-TERM LOAN PAYABLES

The following table summarizes information with regard to short-term loan payables outstanding as of June 30, 2026 and December 31, 2025.

	Interest Rate	June 30, 2026 ($)	December 31, 2025 ($)
Mijung Oh	0%	7,610	8,529
Changhyuk Kang(2)	0%	15,000	13,634
Levanston Korea LLC(1)	4.6%	36,224	1,638
Jeyoun Baeg(2)	0%	1,295	1,394
Yoonseok Choi(3)	0%	3,558	3,833
Corner Piece Capital Partners Pte. Ltd.(4)	8%	-	-
FirstFire Global Opportunities Fund, LLC(5)	9%	-	-
GIT Korea(6)	0%	-	-
Total		63,687	29,028

(1)	Levanston Korea LLC (“Levanston”) is a third-party lender. The 4.6% interest rate applies to KRW 2,350,000 of loans to the Company’s Korean subsidiary ($1,521 and $1,638 at June 30, 2026 and December 31, 2025, respectively); the remaining balance consists of non-interest-bearing advances arising from operating expenses paid by Levanston on the Company’s behalf, which are due on demand.
(2)	The loan matured in accordance with its contractual terms and did not incur any default interest or penalties. The Company is currently negotiating revised repayment terms with the lender.
(3)	The Company subsequently fully repaid the loan principal and accrued interest on July 8, 2026. See Note 19 for further details.
(4)	Promissory note issued during the three months ended March 31, 2026 and repaid in full in April 2026.
(5)	Promissory note issued on April 22, 2026 and repaid in full in June 2026.
(6)	Non-interest-bearing advances drawn and repaid in full during the three months ended June 30, 2026.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 — SHORT-TERM LOAN PAYABLES (cont.)

Levanston Korea LLC

From time to time, Levanston pays operating expenses to the Company’s vendors on the Company’s behalf. Such payments are recognized as operating expense and a corresponding credit to short-term borrowings. Expenses paid by Levanston on the Company’s behalf were $4,288 and $14,417 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026 and December 31, 2025, amounts due to Levanston consisted of subsidiary-level loans of $1,521 and $1,638, respectively, bearing interest at 4.6%, and non-interest-bearing operating advances of $34,703 and nil, respectively. Accordingly, total amounts due to Levanston Korea LLC were $36,224 and $1,638 as of June 30, 2026 and December 31, 2025, respectively.

Corner Piece Capital Partners Pte. Ltd.

During the three months ended March 31, 2026, the Company borrowed $46,200 from Corner Piece Capital Partners Pte. Ltd. at an interest rate of 8% per annum. The loan, together with accrued interest of $513, was repaid in full on April 24, 2026.

FirstFire Global Opportunities Fund, LLC

On April 22, 2026, the Company issued a promissory note to FirstFire Global Opportunities Fund, LLC (“FirstFire”) with a principal amount of $550,000, an original issue discount of $44,000, a stated interest rate of 9% per annum, with the first twelve months of interest $49,500 guaranteed and deemed earned in full at issuance, and a maturity date of April 22, 2027. Of the $506,000 purchase price, $45,420 was paid directly to the placement agent and to FirstFire for its due diligence and legal fees, and the Company received net cash proceeds of $460,580. The original issue discount and issuance costs, totaling $89,420, were recorded as a discount against the note in accordance with ASC 835-30. Pursuant to the terms of the promissory note, the Company became obligated to repay the note following the completion of the June 2026 financing transaction.

In June 2026, the Company negotiated the settlement with FirstFire Global Opportunities Fund, LLC and repaid the obligation in full for $650,000. The repayment consisted of $550,000 of principal, $49,500 of contractual interest, and a $50,500 settlement premium. The repayment was funded with a portion of the proceeds received from the Company’s private placement completed in June 2026. The Company recognized interest expense of $49,500 and a loss on extinguishment of debt of $139,920, consisting of the write-off of the $89,420 unamortized discount and the $50,500 premium, for the three and six months ended June 30, 2026.

GIT Korea

During the three months ended June 30, 2026, the Company obtained non-interest-bearing advances from GIT Korea, consisting of a cash advance of $66,057 and $100,000 paid by GIT Korea directly to a marketing vendor on the Company’s behalf. The advances were repaid in full in cash during the quarter for a total of $168,000, including a foreign currency transaction loss of $1,943 on the KRW-denominated cash advance, which is included in other expenses.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 — SHORT-TERM LOAN PAYABLES FROM RELATED PARTIES

The following table summarizes information regarding short-term loan payables from related parties as of June 30, 2026 and December 31, 2025. Jaeman Lee is a family member of an independent director of the Company and Hangmuk Shin is the largest shareholder of Global Interactive Technologies, Inc.

	Interest Rate		June 30, 2026 ($)	December 31, 2025 ($)
Taehoon Kim	0%	(3)	569	583
Jaeman Lee	4.6%	(1), (3)	79,619	84,733
Hangmuk Shin	4.6%	(2)	8,075	6,969
PixelArc LLC	0%	(3)	1,500	963
Total			89,763	93,248

(1)	The interest rate applicable to Faning Korea, LLC is 4.6% per annum, whereas the interest rate applicable to Global Interactive Technologies, Inc. is 0%.
(2)	The interest rate under the loan agreements executed through 2025 was 4.6% per annum, while the interest rate under the loan agreements executed in 2026 was 0%.
(3)	Certain loans from Jaeman Lee and Taehoon Kim matured between January and May 2026 and remained outstanding at June 30, 2026. The applicable loans from Jaeman Lee continued to accrue interest at 4.6% per annum, while the loan from Taehoon Kim was non-interest-bearing. No default interest or penalties applied to these loans. Subsequent to June 30, 2026, the Company repaid the outstanding principal and accrued interest in full, including repayment to Taehoon Kim and PixelArc LLC on July 2, 2026 and repayment to Jaeman Lee (on certain loans that matured between January and May 2026) on July 8, 2026.

NOTE 9 — FAIR VALUE MEASUREMENTS

Fair value has been determined on a basis consistent with the requirements of FASB ASC Topic 825, Financial Instruments, and the Company adopted on a prospective basis required provisions of FASB ASC Topic 820, Fair Value Measurement.

Financial Items Measured at Fair Value on a Recurring Basis

The carrying amounts reported in the Condensed Consolidated balance sheet for short-term financial instruments, including cash and cash equivalents, short-term loans, accounts receivable, prepaid expenses, short-term borrowings, accrued expenses and other current liabilities approximate their fair values due to the short maturities of these instruments.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

Financial Items Measured at Fair Value on a Nonrecurring Basis

There are no financial assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025, other than the measurement at issuance of the Pre-Funded Warrants and Common Stock Warrants issued on June 29, 2026, which was performed solely to allocate the proceeds of the private placement between the two equity-classified instruments and is described in Note 17.

Non-financial Items Measured at Fair Value on a Nonrecurring Basis

The Company’s long-lived assets, including capitalized software, operating lease right-of-use assets, and other finite-lived assets, are measured at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the year ended December 31, 2025, the Company identified impairment indicators related to its capitalized software asset, including limited current revenue generation, continuing operating losses, and revised expectations regarding the timing of commercialization of the Faning platform. As a result, the Company evaluated the recoverability of the asset and recognized an impairment loss of $1,019,611 during the year ended December 31, 2025, which is included in other expense in the consolidated statements of operations.

The fair value measurements related to the software impairments were based on significant unobservable inputs and are classified as Level 3 measurements within the fair value hierarchy.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

Valuation Technique and Significant Unobservable Inputs (Level 3)

The fair value of the Faning software intangible asset used in the December 31, 2025 impairment measurement was estimated using the Relief-from-Royalty (RfR) method, an income approach. Under the Relief-from-Royalty method, fair value is measured as the present value of the after-tax royalty payments that the Company would hypothetically be required to pay to license the Asset from a third party, assuming the Company did not own it. The hypothetical royalty payments were projected over a discrete forecast period through fiscal 2029, tax-effected at an assumed statutory rate, and discounted to present value using a risk-adjusted discount rate. A mid-year discounting convention was applied to reflect the assumption that cash flows are received evenly throughout each year.

The fair value measurement is categorized within Level 3 of the fair value hierarchy because it relies on significant unobservable inputs, including projected revenues, royalty rate, discount rate, effective tax rate, and management assumptions regarding future monetization of the platform.

The measurement relied on significant unobservable inputs, including projected revenue, royalty rate, discount rate, conversion rates, and assumptions regarding future commercialization and monetization of the platform. The significant unobservable inputs included a royalty rate of 19.9%, a discount rate of 51.2%, a subscription conversion rate of 2.1% of monthly active users, and a monthly active user conversion rate of 55.0%.

The following table summarizes the significant unobservable inputs used in the Level 3 fair value measurements of the Faning software intangible asset as of December 31, 2025.

Significant Unobservable Input	Value as of December 31, 2025
Valuation technique	Relief-from-Royalty method (Income Approach)
Royalty rate	19.9%
Discount rate	51.2%
Remaining useful life	4 years (December 31, 2025)
Subscription conversion rate	2.1% of Monthly Active Users
MAU conversion rate	55.0%

The projected revenue assumptions incorporate management’s estimates of user growth, user retention, conversion rates, subscription pricing, in-app purchase activity, advertising monetization, and customer acquisition trends.

The fair value measurement is sensitive to changes in significant unobservable inputs. Projected user acquisition, monthly active user conversion, monetization rates, and customer acquisition costs significantly affect expected revenue and cash flow forecasts. A decline in projected user engagement or monetization levels, delays in commercialization activities, or the inability to obtain additional financing required to execute the current business plan could result in materially lower fair value estimates and increase the likelihood of future impairment charges.

June 30, 2026 Recoverability Assessment

During the six months ended June 30, 2026, management identified additional impairment indicators and performed a recoverability assessment of the Faning asset group under ASC 360. The asset group consists primarily of the Faning software intangible asset and the related right-of-use asset utilized in its operations.

The estimated undiscounted future cash flows of the Faning asset group exceeded its carrying amount. Accordingly, the asset group was considered recoverable, the Company did not proceed to the impairment measurement step, and no impairment loss was recognized during the three and six months ended June 30, 2026.

As supplemental information in evaluating the asset, management estimated that the fair value of the software intangible asset was approximately $2.2 million as of June 30, 2026, compared with its carrying amount of approximately $2.7 million. This estimate did not result in an impairment charge because ASC 360 requires the asset group to first fail the undiscounted cash flow recoverability test before an impairment loss is measured.

The June 30, 2026 analysis reflected an approximately twelve-month delay in expected commercialization and revenue generation compared with the assumptions used at December 31, 2025. The analysis included significant assumptions regarding projected user acquisition beginning in fiscal year 2027, customer acquisition costs, monthly active-user conversion rates, user retention, and monetization. The analysis also assumes that the Company will obtain additional financing beyond the June 2026 private placement to execute its commercialization strategy. Because the Faning platform has generated minimal revenue since acquisition, these assumptions involve significant judgment and are subject to substantial uncertainty.

Additional information regarding the impairment indicators, recoverability assessment, significant assumptions, and sensitivity analysis is included in Note 5.

Nonfinancial Items Measured at Fair Value on a Recurring Basis

There are no nonfinancial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

The fair value of long-lived assets is measured whenever the carrying value of a long-lived asset or asset group is not recoverable on an undiscounted cash flow basis. Except for the intangible asset impairments disclosed in Note 5 and above, no impairment was recognized for long-lived assets as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, lenders paid $114,417 of operating expenses directly to the Company’s vendors on the Company’s behalf, consisting of $14,417 paid by Levanston and $100,000 paid by GIT Korea, which were recorded as operating expenses and short-term borrowings (Note 7). No shares of Common Stock were issued during the six months ended June 30, 2026.

NOTE 11 — SHARE CAPITAL

As of June 30, 2026 and December 31, 2025, Global Interactive Technologies’ total authorized capital stock is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

On June 25, 2026, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale, in a private placement, of (i) pre-funded warrants to purchase up to 1,092,896 shares of Common Stock (the “Pre-Funded Warrants”) and (ii) accompanying warrants to purchase up to 1,092,896 shares of Common Stock (the “Common Stock Warrants”), at a combined purchase price of $1.829 per Pre-Funded Warrant and accompanying Common Stock Warrant. The placement closed on June 29, 2026, and no shares of Common Stock were issued at the closing. Gross proceeds were $1,998,907, before deducting placement agent fees and expenses of $189,999 withheld at closing, for net proceeds of $1,808,907, which were credited to additional paid-in capital. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until exercised in full. The Common Stock Warrants have an exercise price of $1.83 per share, subject to adjustment, become exercisable on December 25, 2026 and expire on December 25, 2031. In connection with the private placement, the Company entered into a registration rights agreement requiring the Company to register the resale of the shares issuable upon exercise of the Pre-Funded Warrants and Common Stock Warrants, and the Company filed the required registration statement on Form S-1 on July 29, 2026. The terms of, and the accounting for, the warrants are described in Note 17. As of June 30, 2026, 2,185,792 shares of Common Stock were reserved for issuance upon exercise of the warrants.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Matters

Former Chief Financial Officer Employment Matter

The Company’s former Chief Financial Officer, who resigned on December 22, 2025, filed a complaint with the Seoul Eastern District Office of the Korean Ministry of Employment and Labor asserting claims for unpaid wages and severance pay. The named respondent in the complaint is an individual rather than the Company. At the request of the labor inspector, the Company’s Korean counsel has submitted a written legal opinion, and the matter is awaiting the inspector’s determination. Based on the advice of counsel, including Korean Supreme Court precedent under which the Labor Standards Act does not apply to executives in comparable positions, the Company believes that the alleged violations will not be substantiated. The Company has not recorded an accrual for this matter and does not expect its resolution to have a material effect on the Company’s financial position or results of operations.

Korean Securities and Futures Commission Matter

On November 6, 2024, the Securities and Futures Commission of the Republic of Korea (the “SFC”) imposed an administrative fine of KRW 142.1 million (approximately $0.1 million) on the Company, then named Hanryu Holdings, Inc., in connection with a failure to submit a securities registration statement for share issuances made to Korean investors between April and July 2023. The Company filed an objection with the SFC, which was dismissed on March 27, 2025, and is now seeking cancellation of the fine before the Seoul Administrative Court. The next hearing is scheduled for October 16, 2026, and a first-instance judgment is expected in the first half of 2027. The fine has not been paid pending the outcome of the proceedings. The Company believes that cancellation of the fine is probable and, accordingly, has not recorded an accrual for this matter as of June 30, 2026. If the cancellation action is ultimately unsuccessful, the Company would recognize a charge for the full amount of the fine, which represents the Company’s estimate of the reasonably possible loss for this matter.

Indemnification Agreements

The Company has entered into certain indemnification arrangements. As of June 30, 2026, no claims had been asserted, and no liability had been recognized related to these arrangements. Because any potential obligation is contingent upon future events, the Company is unable to estimate the maximum potential amount of future payments, if any, that may be required.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company conducts transactions with related parties under standard commercial terms and follows appropriate procedures to protect the Company’s interests. Below are the related party transaction details as of June 30, 2026, and December 31, 2025.

Short-Term Loan Payables

	June 30, 2026 ($)	December 31, 2025 ($)
Taehoon Kim	569	583
Jaeman Lee	79,619	84,733
Hangmuk Shin	8,075	6,969
PixelArc LLC	1,500	963
Total	89,763	93,248

Non-Trade Payables

The Company has non-trade payables due to Hangmuk Shin in the amount of KRW 3.4 million and to Jaeman Lee in the amount of KRW 6.8 million. These amounts represent unreimbursed business trip expenses that were personally paid on behalf of the Company and are recorded as non-trade payables.

Short-Term Loan Payables

Taehoon Kim (CEO)

- On January 8, 2025, the Company entered into a short-term loan agreement with Taehoon Kim with a principal amount of $569 and an interest rate of 0%. The loan matured on January 7, 2026 and remained outstanding at June 30, 2026. The Company subsequently repaid the loan principal in full on July 2, 2026.

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

- On February 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 29,144,850 (USD 21,000). It matured on February 6, 2026.

- On April 7, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 510,000 (USD 347), and the maturity date is April 6, 2026. The principal remained outstanding as of June 30, 2026 and was subsequently repaid in full on July 8, 2026. There was no default interest or penalties.

- On February 17, 2025, Jaeman Lee, with the Company’s consent, transferred the Company’s loan of $210,000 (KRW 300,000,000) to Evan Trust.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 — RELATED PARTY TRANSACTIONS (cont.)

Short-Term Loan Payables (cont.)

- On April 11, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,020,000 (USD 699), and the maturity date is April 10, 2026. The principal remained outstanding as of June 30, 2026 and was subsequently repaid in full on July 8, 2026.

- On May 5, 2025, the Company entered into a short-term loan agreement with Jaeman Lee at an annual interest rate of 4.6%. The principal amount of the loan was KRW 1,000,000 (USD 701), and the maturity date is May 4, 2026. The principal remained outstanding as of June 30, 2026 and was subsequently repaid in full on July 8, 2026.

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

- The loans from Jaeman Lee that matured between February and May 2026 were not repaid at maturity and remained outstanding, with interest continuing to accrue at 4.6% per annum, until they were repaid on July 8, 2026. As of June 30, 2026, the aggregate balance of loans payable to Jaeman Lee was $79,619 (December 31, 2025: $84,733).

- The loans from Jaeman Lee that matured between July and August 2026 were not repaid at maturity and remained outstanding, with interest continuing to accrue at 4.6% per annum.

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

- On January 14, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 3,310,000 (USD 2,249). It matured on January 13, 2026.

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

- On March 26, 2025, the Company entered into a short-term borrowing agreement with Hangmuk Shin at an interest rate of 4.6%. The principal amount was KRW 50,000 (USD 34). It matured on March 25, 2026.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 — RELATED PARTY TRANSACTIONS (cont.)

Short-Term Loan Payables (cont.)

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

- On January 2, 2026, the Company repaid KRW 2,800,000 (USD 1,936) to Hangmuk Shin, reducing the outstanding principal of the December 31, 2025 loan to KRW 7,200,000.

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

- As of June 30, 2026, the aggregate principal outstanding to Hangmuk Shin was KRW 12,480,000 (USD 8,075) (December 31, 2025: KRW 10,000,000, or USD 6,969). The loans entered into in January and March 2025 were no longer outstanding at December 31, 2025; the December 31, 2025 loan, as reduced by the January 2, 2026 repayment, and the loans entered into in January and February 2026 remained outstanding at June 30, 2026.

PixelArc, LLC

- On February 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 8%. The principal amount was USD $86,666 and the maturity date was March 14, 2026.

- On April 18, 2025, the Company entered into a short term borrowing agreement with PixelArc, LLC at an interest rate of 0%; the principal amount was USD $86,000. The maturity date was May 15 2025.

- On May 20, 2025, the Company accepted PixelArc’s proposal and the total loan principal balance of USD $172,666 was converted into 246,666 shares at $0.7 per share, following the default of the April 18, 2025 loan. The shares were issued on May 24, 2025. Accrued interest in the amount of USD $3490.44 remains outstanding.

- On August 18, 2025, the Company entered into an interest free short term borrowing agreement with PixelArc, LLC, the principal amount was USD $1,000, repayable upon demand.

- On February 24, 2026, the Company entered into an interest free short term borrowing agreement with PixelArc LLC, the principal amount was $500 and the maturity date is February 24, 2027.

- As of June 30, 2026, the principal balance of the loans from PixelArc, LLC was $1,500. On July 2, 2026, subsequent to quarter end, the Company repaid all of the outstanding loan principal and accrued interest in full.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 — NON-TRADE PAYABLES

Non-trade accounts payable as of June 30, 2026 was $687,268, compared to $750,013 as of December 31, 2025. Non-trade accounts payable consists of accrued professional and service fees, accrued salaries and related payroll obligations, and other operating expenses that have been incurred but not yet paid; it does not include the Company’s borrowings, which are presented within short-term borrowings (Notes 7 and 8).

The following table summarizes the components of non-trade payables by nature as of June 30, 2026 and December 31, 2025:

Components (by Nature)	June 30, 2026 ($)	December 31, 2025 ($)
Professional & Service Fees	499,909	561,111
Accrued Salaries & Payroll Obligations	162,447	166,827
Operating Expenses	24,912	22,075
Total	687,268	750,013

NOTE 15 — STOCK-BASED COMPENSATION

The Company maintains the 2022 Omnibus Equity Incentive Plan, which provides for the grant of stock options and other equity-based awards. As of June 30, 2026, there were 75,000 shares remaining available for future issuance under the plan.

●	Accounting Policy: The Company measures and recognizes compensation expense for all stock-based payment awards based on their estimated fair value on the grant date.
●	Expense Recognition: Stock-based compensation expense is recognized on a straight-line basis over the requisite service period (usually the vesting period).

NOTE 16 — SEGMENT INFORMATION

The Company operates its business through its core Faning platform and strategy. As of June 30, 2026, the Company has determined that it operates in a single reportable segment focused on digital fan engagement services.

While the Company’s operations are primarily supported by its subsidiary, FANING KOREA, LLC, located in Seoul, Republic of Korea, the majority of its long-lived assets and revenues are managed as a single global ecosystem.

NOTE 17 — WARRANTS

The Company has issued warrants in connection with debt-to-equity conversion transactions and private placement financing transactions, as described below.

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

Private Placement Warrants

On June 29, 2026, the Company completed a private placement pursuant to a Securities Purchase Agreement dated June 25, 2026 with an institutional investor, resulting in gross proceeds of $1,998,907, before deducting placement agent fees and expenses of $189,999 (Note 11).

In connection with the private placement, the Company issued Pre-Funded Warrants to purchase up to 1,092,896 shares of Common Stock and Common Stock Warrants to purchase up to 1,092,896 shares of Common Stock. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share, the balance of the exercise price having been prepaid, is immediately exercisable, may be exercised on a cashless basis, and may be exercised at any time until exercised in full. The Common Stock Warrants are exercisable commencing on December 25, 2026, six months after their June 25, 2026 issue date, at an exercise price of $1.83 per share, subject to adjustment, and expire on December 25, 2031, five years after the initial exercise date. Exercise of the warrants is subject to beneficial ownership limitations of 4.99% (or, at the holder’s election, up to 9.99%).

The Company paid the placement agent a cash fee of $139,999, equal to 7.0% of the total proceeds of the financing of $1,999,999.68 (which includes $1,093 of prepaid nominal exercise proceeds held by the placement agent for remittance to the Company as Pre-Funded Warrants are exercised), and reimbursed $50,000 of the placement agent’s fees and expenses. The total offering costs of $189,999 withheld at closing were charged to additional paid-in capital.

The following table summarizes the Company’s warrant activity for the period ended June 30, 2026:

Warrant Activity	Number of Warrants	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2024	-	-	-
Granted (May 7, 2025)	332,505	1.39	5.00
Exercised (August 19, 2025)	(125,383)	1.42	-
Expired / Forfeited	-	-	-
Outstanding at December 31, 2025	207,122	1.37	4.35
Exercisable at December 31, 2025	207,122	1.37	4.35
Granted	2,185,792	0.92	5.00
Exercised	-	-	-
Expired / Forfeited	-	-	-
Outstanding at June 30, 2026	2,392,914	0.96	5.23
Exercisable at June 30, 2026	1,300,018	0.22	5.23

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 17 — WARRANTS (cont.)

Warrants Outstanding at June 30, 2026:

Warrant Type	Number of Warrants	Exercise Price	Exercisable at June 30, 2026	Expiration
Warrants issued in 2025 debt conversions	207,122	$1.29 – 1.42	207,122	May 7, 2030
Pre-Funded Warrants	1,092,896	$0.001	1,092,896	Until exercised in full
Common Stock Warrants	1,092,896	$1.83	-	December 25, 2031
Total	2,392,914		1,300,018

2026 Private Placement Warrants

The Company evaluated the Pre-Funded Warrants and the Common Stock Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity’s Own Equity, and concluded that both instruments are indexed to the Company’s own stock and meet the conditions for equity classification. Neither instrument requires the Company to net-cash settle an exercise, and the fundamental-transaction provisions of the Common Stock Warrants could require a cash payment only upon events within the Company’s control or in circumstances in which holders of Common Stock receive the same form of consideration. Accordingly, the warrants were recorded in additional paid-in capital at issuance and are not subsequently remeasured at fair value.

The gross proceeds of $1,998,907 were allocated between the two instruments based on their relative standalone fair values at the June 29, 2026 closing date in accordance with ASC 505-10-30-6: $1,043,183 to the Pre-Funded Warrants and $955,724 to the Common Stock Warrants. The fair value of the Pre-Funded Warrants was determined as the closing price of the Common Stock on the closing date less the $0.001 exercise price. The fair value of the Common Stock Warrants was estimated using a Black-Scholes option pricing model with the following assumptions. Because the Company’s trading history is shorter than the warrants’ contractual term, expected volatility was estimated as a weighted combination of the Company’s historical volatility over its full trading history and the historical volatility of comparable publicly traded companies:

Assumptions:	June 29, 2026
Stock price	$2.21
Exercise price	$1.83
Expected term (contractual)	5.49 years
Expected volatility	138.60%
Risk-free interest rate	4.14%
Expected dividend yield	0.00%

The fair value measurement of the Common Stock Warrants is a nonrecurring Level 3 measurement, reflecting the significant unobservable volatility input; it was made solely to allocate the issuance proceeds, and the warrants are not remeasured in subsequent periods. As of June 30, 2026, all 1,092,896 Pre-Funded Warrants and all 1,092,896 Common Stock Warrants were outstanding and unexercised, and 2,185,792 shares of Common Stock were reserved for issuance upon their exercise. In connection with the placement, the Company entered into a registration rights agreement requiring the Company to register the resale of the shares underlying the warrants, and filed the required registration statement on Form S-1 on July 29, 2026, within the 30-day contractual deadline.

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 17 — WARRANTS (cont.)

Warrants Issued in 2025 Debt Conversions

In accordance with ASC 470-50, the Company measured the fair value of the 332,505 warrants issued on May 7, 2025 as part of the consideration for the debt conversions described above using the Black-Scholes Option Pricing Model (BSM) pursuant to the fair value guidance under ASC 820. The following analysis relates only to those warrants and not to the Pre-Funded Warrants or Common Stock Warrants issued in the June 2026 private placement.

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

GLOBAL INTERACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 18 — INCOME TAXES

The Company continues to maintain a full valuation allowance against its net deferred tax assets and did not recognize an income tax benefit on current-period losses. Management is not aware of any material changes in its overall income tax position, including uncertain tax positions, during the three and six months ended June 30, 2026. In addition, no deferred tax asset has been recognized with respect to FANING Korea’s loss carryforwards.

The Company’s net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if an ownership change, as defined by the Code, has occurred. Management is not aware of any events or developments during the quarter that would require modification of its previously disclosed position regarding the potential limitation of such carryforwards.

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the date these condensed consolidated financial statements were issued, and identified the following events requiring disclosure:

- On July 2, 2026 and July 8, 2026, the Company repaid in full the outstanding principal and accrued interest on its loans from Taehoon Kim, PixelArc LLC and Jaeman Lee, totaling approximately $81,700 of principal (Notes 8 and 13).

- On July 29, 2026, the Company terminated its Equity Purchase Agreement and related Registration Rights Agreement with Hudson Global Ventures, LLC. The agreement, originally executed on March 26, 2026, provided the Company with access to an equity line of credit of up to $18.0 million. The agreement was terminated pursuant to its contractual termination provisions and no further funding commitments remain available under the arrangement.

- On July 29, 2026, the Company filed a registration statement on Form S-1 registering the resale of the 2,185,792 shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and Common Stock Warrants (Note 17).

- On August 13, 2026, holders exercised 528,896 Pre-Funded Warrants for 528,896 shares of Common Stock, and the Company received the related nominal exercise proceeds. Following the exercise, 564,000 Pre-Funded Warrants and 1,092,896 Common Stock Warrants remained outstanding for an aggregate total of 1,656,896 warrants. No Common Stock Warrants had been exercised as of the date of issuance of these financial statements.

- On August 20, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that, because the Company had not timely filed this Quarterly Report on Form 10-Q, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1). The notice has no immediate effect on the listing of the Company’s Common Stock. Under Nasdaq rules, the Company has 60 calendar days from the date of the notice to submit a plan to regain compliance, and the Company expects the filing of this report to cure the deficiency.

- On September 1, 2026, the Company entered into a Share Purchase Agreement to acquire 100% of the issued and outstanding shares of AST Co., Ltd. for a purchase price of KRW 10,000,000. The agreement also contemplates potential shareholder loan financing of up to KRW 1,140,000,000 to support repayment of certain existing liabilities of AST Co., Ltd., as well as the issuance of warrants to certain parties, subject to board approvals, regulatory requirements, completion of due diligence, and other closing conditions. Because the transaction had not closed as of the issuance date of these financial statements, no assets or liabilities related to the acquisition have been recognized.

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

Although the Company continued developing monetization-related functionality including digital engagement features, subscription-related functionality, and advertising infrastructure, the Faning platform remained in an early-stage commercialization phase as of June 30, 2026. Revenue generated from the platform during the fiscal year ended December 31, 2025 and the six months ended June 30, 2026 remained limited.

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

The Company has also explored and developed various monetization initiatives associated with the platform, including digital engagement tools, subscription-related functionality, advertising infrastructure, and other fandom-related digital services. As of June 30, 2026, these monetization initiatives remained in early stages of commercialization.

June 30, 2026 Recoverability Assessment

During the six months ended June 30, 2026, management identified indicators of impairment related to the FANING platform, including continued minimal revenue generation, continuing operating losses, lower-than-expected commercialization activities, a revised commercialization timeline, and the need for additional financing to execute the Company’s business plan. As a result, management performed a recoverability assessment pursuant to ASC 360-10 for the Faning asset group, which consists primarily of the Faning software intangible asset and the related right-of-use asset utilized in its operations.

Under ASC 360, management first evaluated whether the carrying amount of the asset group was recoverable based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. Based on management’s analysis, the aggregate undiscounted future cash flows exceeded the carrying amount of the asset group. Accordingly, the asset group passed the recoverability test and no impairment loss was recognized during the three and six months ended June 30, 2026.

The recoverability analysis was based on management’s updated operating forecast and included significant assumptions regarding future commercialization of the Faning platform, including projected user acquisition beginning in fiscal year 2027, estimated customer acquisition costs, monthly active user conversion rates, user retention, and monetization assumptions. Because the platform has generated minimal revenue since acquisition, these assumptions required significant management judgment and are inherently uncertain. The forecast also assumes the Company’s ability to obtain additional financing beyond the June 2026 private placement to execute its commercialization strategy.

Compared with the assumptions utilized in the Company’s December 31, 2025 impairment assessment, management revised its forecast to reflect an approximate twelve-month delay in commercialization and revenue generation. The delay reduced expected near-term cash flows and was a significant factor in management’s decision to perform an interim recoverability analysis.

Although management estimated the fair value of the Faning software intangible asset to be approximately $2.2 million as of June 30, 2026, compared with its carrying amount of approximately $2.7 million, no impairment charge was recognized. Under ASC 360, impairment is recognized only if the carrying amount of the asset group exceeds the sum of its estimated undiscounted future cash flows. Because the estimated undiscounted future cash flows exceeded the carrying amount of the asset group, the Company concluded the asset group was recoverable and did not proceed to the impairment measurement step.

Management’s recoverability conclusion is sensitive to assumptions regarding projected user acquisition, monthly active user conversion rates, user engagement, and monetization. A meaningful reduction in projected user growth or monetization relative to management’s forecast would cause estimated undiscounted future cash flows to no longer exceed the carrying amount of the asset group. Under such circumstances, management estimates that an impairment charge could range from approximately $1.2 million to $2.3 million, depending on the estimated fair value of the asset group at the time of testing.

Key Performance Indicators

Management monitors certain operational metrics and key performance indicators (“KPIs”) to evaluate platform activity and future business opportunities. These metrics include registered users, monthly active users (“MAUs”), average revenue per user (“ARPU”), and user acquisition cost (“UAC”).

The legacy Fantoo platform historically accumulated approximately 26.6 million registered accounts as of December 31, 2024. The Company views this historical registered account base as a potential long-term strategic asset; however, the Company did not complete a migration or reactivation of this historical user base during 2025 or the six months ended June 30, 2026 and cannot currently predict the extent to which such historical users may become active users, retained users, or monetizable users within the Faning platform.

ARPU remained limited during 2025 and the six months ended June 30, 2026 as the Company continued operating in an early-stage commercialization phase. Management expects that future operational performance, if commercialization initiatives are successfully implemented, may depend on user engagement, monetization adoption, marketing efficiency, and broader platform growth initiatives.

Recent Developments

Hudson Global Ventures Equity Purchase Agreement. On March 26, 2026, the Company entered into an Equity Purchase Agreement with Hudson Global Ventures, LLC. Pursuant to the Agreement, the Company had the right, but not the obligation, to sell to the Hudson Global Ventures, LLC, from time to time, shares of its Common Stock having an aggregate purchase price of up to $18,000,000, subject to the terms and conditions set forth in the Equity Purchase Agreement. On July 29, 2026, the Company terminated the Equity Purchase Agreement. No shares of Common Stock were sold to Hudson Global Ventures, LLC pursuant to the Equity Purchase Agreement.

FirstFire Promissory Note. On April 22, 2026, the Company issued a promissory note to FirstFire Global Opportunities Fund, LLC with a principal amount of $550,000, an original issue discount of $44,000 and guaranteed first-year interest of $49,500, for net cash proceeds of $460,580. Pursuant to the terms of the promissory note, the Company became obligated to repay the note following the completion of the June 2026 financing transaction. In June 2026, the Company negotiated the settlement with FirstFire Global Opportunities Fund, LLC and repaid the obligation in full for $650,000. The repayment consisted of $550,000 of principal, $49,500 of contractual interest, and a $50,500 settlement premium. The repayment was funded with a portion of the proceeds received from the Company’s private placement completed in June 2026. The Company recognized interest expense of $49,500 and a loss on extinguishment of debt of $139,920, consisting of the write-off of the $89,420 unamortized discount and the $50,500 premium, for the three and six months ended June 30, 2026. See Note 7 “Short-Term Loan Payables” to the Condensed Consolidated Financial Statements.

Private Placement. On June 25, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor (the “PIPE Investor”) pursuant to which the Company agreed to issue and sell to the PIPE Investor in a private placement (the “Private Placement”) (i) pre-funded warrants to purchase up to 1,092,896 shares of Common Stock (the “Pre-Funded Warrants”), and (ii) Common Stock purchase warrants (the “Common Stock Warrants”) to purchase up to 1,092,896 shares of Common Stock, at a purchase price of $1.829 per Pre-Funded Warrant and accompanying Common Stock Warrant. The Private Placement closed on June 29, 2026 for gross proceeds of $1,998,907 and net proceeds of $1,808,907 after placement agent fees and expenses of $189,999. No shares of Common Stock were issued at the closing. The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable. The Common Stock Warrants have an exercise price of $1.83 per share, subject to adjustment, become exercisable on December 25, 2026 and expire on December 25, 2031. The Company used a portion of the net proceeds to repay the FirstFire note and, subsequent to quarter end, its loans from related parties, and intends to use the remainder for working capital and general corporate purposes. On July 29, 2026, the Company filed a registration statement on Form S-1 registering the resale of the 2,185,792 shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and Common Stock Warrants. On August 13, 2026, 528,896 Pre-Funded Warrants were exercised for 528,896 shares of Common Stock, and the placement agent remitted the related prepaid nominal exercise proceeds to the Company. No Common Stock Warrants had been exercised as of the date of this report. See Note 11 “Share Capital” and Note 17 “Warrants” to the Condensed Consolidated Financial Statements.

On July 2, 2026 and July 8, 2026, the Company repaid in full the outstanding principal and accrued interest on its loans from Taehoon Kim, PixelArc LLC and Jaeman Lee, totaling approximately $81,700 of principal. See Note 8 “Short-Term Loan Payables From Related Parties” and Note 13 “Related Party Transactions” to the Condensed Consolidated Financial Statements.

On August 20, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that, because the Company had not timely filed this Quarterly Report on Form 10-Q, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1). The notice has no immediate effect on the listing of the Company’s Common Stock. Under Nasdaq rules, the Company has 60 calendar days from the date of the notice to submit a plan to regain compliance, and the Company expects the filing of this report to cure the deficiency.

On September 1, 2026, the Company entered into a Share Purchase Agreement to acquire 100% of the issued and outstanding shares of AST Co., Ltd. for a purchase price of KRW 10,000,000. The agreement also contemplates potential shareholder loan financing of up to KRW 1,140,000,000 to support repayment of certain existing liabilities of AST Co., Ltd., as well as the issuance of warrants to certain parties, subject to board approvals, regulatory requirements, completion of due diligence, and other closing conditions. Because the transaction had not closed as of the issuance date of these financial statements, no assets or liabilities related to the acquisition have been recognized.

Results of Operations

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Line Item	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
Revenue	222	29	193	N/M
Operating Expenses	1,212,500	1,240,428	(27,928)	(2.3)%
Other Expenses	193,145	4,331	188,814	4359.6%
Net Loss	1,405,423	1,244,730	160,693	12.9%
Cash and Cash Equivalents	1,162,141	10,883	1,151,258	10,578.5%
Stockholders’ Equity	3,776,122	5,790,042	(2,013,920)	(34.8)%

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change	% Change
Revenue	126	29	97	N/M
Operating Expenses	716,053	676,960	39,093	5.8%
Other Expenses	192,503	1,118	191,385	17,118.5%
Net Loss	908,430	678,049	230,381	34.0%

Revenues and Cost of Sales

Revenue for the three months ended June 30, 2026 was $126, compared to $29 for the three months ended June 30, 2025, and revenue for the six months ended June 30, 2026 was $222, compared to $29 for the six months ended June 30, 2025. Revenue in both periods was generated by the Faning platform and relates primarily to subscriptions and in-app purchases. The upgraded platform was relaunched in April 2025 and began generating revenue in May 2025, so the prior-year periods reflect only the initial weeks of monetization. Revenue remains limited because the platform is in an early stage of commercialization, and revenue for the first half of 2026 was below the level recognized in the second half of 2025.

Cost of sales was $0 for each of the three and six months ended June 30, 2026 and 2025.

Operating expenses

Operating expenses for the three months ended June 30, 2026 were $716,053, compared to $676,960 for the three months ended June 30, 2025, an increase of $39,093, or 5.8%. The increase was primarily attributable to higher general and administrative expense of $112,327, including legal and accounting expenses associated with the Company’s commercialization efforts, regulatory filings, Nasdaq compliance matters, and the June 2026 private placement, and is partially offset by a decrease in amortization of $69,287. Lease expense associated with the rent-free Seoul Marina right-of-use asset was $54,945 for the three months ended June 30, 2026 and was non-cash.

Operating expenses for the six months ended June 30, 2026 were $1,212,500, compared to $1,240,428 for the six months ended June 30, 2025, a decrease of $27,928, or 2.3%. The decrease was primarily attributable to a decrease in amortization expense of $129,919 associated with the Faning software intangible asset, partially offset by an increase in general and administrative expense of $106,523 primarily due to commercialization activities, regulatory and compliance matters, legal and accounting support for the June 2026 private placement. Operating expenses for the six months ended June 30, 2026 primarily consisted of amortization expense of $378,632, lease expense of $111,273, legal and professional fees of approximately $337,000, marketing expense of $165,000, directors’ fees of $72,000, salary expense of $68,300, annual fee expense of $56,000, and other general and administrative expenses.

Other income and (expense)

Net other expense for the three and six months ended June 30, 2026 was $192,503 and $193,145, compared to $1,118 and $4,331 for the prior-year periods. The 2026 amounts primarily consist of the $139,920 loss on extinguishment of the FirstFire note, $1,943 foreign currency transaction loss, and interest expense of $50,640 and $51,282, respectively, principally the $49,500 of guaranteed interest on that note and interest on the Company’s other short-term borrowings.

Net loss

As a result of the foregoing, we recorded a net loss of $908,430, or $(0.25) per basic and diluted share, for the three months ended June 30, 2026, compared to a net loss of $678,049, or $(0.22) per share, for the three months ended June 30, 2025, and a net loss of $1,405,423, or $(0.38) per basic and diluted share, for the six months ended June 30, 2026, compared to a net loss of $1,244,730, or $(0.41) per share, for the six months ended June 30, 2025.

Known Trends and Uncertainties

The Company remains in an early stage of commercialization. Revenue is minimal, was below the level recognized in the second half of 2025, and does not cover the Company’s operating costs; whether the marketing investment made in the second quarter of 2026 converts into revenue is not yet determinable. The Company expects legal and professional fees to remain elevated while the matters described in Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements are pending, and its ability to fund operations, marketing and platform development depends on obtaining additional capital, as described under Liquidity and Capital Resources and in Note 1, which discusses substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,162,141 of cash on hand, compared to $6,990 at December 31, 2025. The increase reflects the net proceeds of $1,808,907 from the June 2026 private placement, partially offset by the repayment of the FirstFire note and other short-term borrowings and by cash used in operations.

	Six Months Ended June 30, 2026 ($)	Six Months Ended June 30, 2025 ($)	Change ($)
Net cash used in operating activities	(558,921)	(529,645)	29,276
Net cash provided by investing activities	-	-	-
Net cash provided by financing activities	1,703,371	558,071	1,145,300
Net change in cash	1,144,450	28,426	1,116,024
Effect of Exchange Rates on Cash and Equivalents	10,701	(19,895)	30,596
Cash, beginning of period	6,990	2,352	4,638
Cash, end of period	1,162,141	10,883	1,151,258

During the six months ended June 30, 2026, the Company had a net loss of $1,405,423.

Cash used in operating activities was $558,921 for the six months ended June 30, 2026, compared to $529,645 for the six months ended June 30, 2025. The 2026 amount included the net loss as of June 30, 2026 of $1,405,423 adjusted for non-cash charges of $378,632 of amortization of the Faning software, $111,273 of non-cash lease expense, the $139,920 loss on extinguishment of the FirstFire note, and the Company deferred payment of $261,046 of accrued expenses, primarily directors’ compensation and legal and professional fees, partially offset by a $62,745 reduction in non-trade accounts payable.

Cash used in investing activities was $0 for each of the six months ended June 30, 2026 and 2025.

Cash provided by financing activities was $1,703,371 for the six months ended June 30, 2026, compared to $558,071 for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company received net proceeds of $1,808,907 from the June 2026 private placement, net proceeds of $460,580 from the FirstFire note and $66,057 of cash advances from GIT Korea, $14,417 from Levanston, Corner Piece Capital $46,200 and Faning Korea $1,562, and repaid $696,501 of short-term borrowings, including $600,500 to FirstFire (principal of $550,000 and the $50,500 premium), $68,000 to GIT Korea, $46,200 to Corner Piece Capital Partners, and $18,000, net to Levanston. The six months ended June 30, 2025 consisted primarily of $528,015 of proceeds from short-term borrowings.

In June 2026, the Company completed a private placement of Pre-Funded Warrants and Common Stock Warrants for net proceeds of approximately $1.8 million, which the Company used to repay the FirstFire note and, subsequent to quarter end, its loans from related parties, and intends to use for working capital and general corporate purposes. The private placement did not result in the issuance of common shares at closing; up to 2,185,792 shares are issuable upon exercise of the warrants, of which the Common Stock Warrants would provide up to approximately $2.0 million of additional proceeds if exercised in full for cash at $1.83 per share. During the six months ended June 30, 2026, the Company also funded a portion of its operating costs through non-interest-bearing advances from Levanston, which paid $14,417 of expenses on the Company’s behalf during the period ($60,199 during fiscal 2025); the Company repaid $42,000 of these advances on April 24, 2026, and $34,703 remained outstanding at June 30, 2026. These proceeds do not alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, and the Company will require additional financing to fund its operations, marketing and platform development.

Going Concern

As of June 30, 2026, the Company had an accumulated deficit of $43,939,617 and working capital of $32,014, and it incurred a net loss of $1,405,423 and used $558,921 of cash in operating activities for the six months ended June 30, 2026. The Company’s working capital at June 30, 2026 reflects the net proceeds of $1,808,907 from the private placement of Pre-Funded Warrants and Common Stock Warrants completed on June 29, 2026 (Note 17 “Warrants” to the Condensed Consolidated Financial Statements); revenue from the Faning platform remains minimal and does not cover the Company’s operating costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any off-balance sheet arrangements, as defined under applicable SEC rules, that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Contractual Obligations

As of June 30, 2026, the Company did not have any material long-term contractual obligations, other than obligations incurred in the ordinary course of business, including accrued professional fees and other accounts payable reflected in the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under “Exchange Act”), as of June 30, 2026. Based on such evaluation, our Chief Executive Officer, who has also served as the Company’s Principal Financial and Accounting Officer since May 18, 2026, has concluded that as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Following the resignation of the Company’s former Chief Financial Officer on December 22, 2025, the Company operated without a separately designated Principal Financial Officer until May 18, 2026, when the Chief Executive Officer formally assumed the role of Principal Financial and Accounting Officer. During the transition, the Company relied on management oversight and outside accounting and professional advisors to support its financial reporting process.

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

Management acknowledges the deficiency related to the identification and disclosure assessment of related parties. The Company has taken corrective actions with respect to the identified related-party disclosure deficiency and is implementing enhanced procedures designed to improve the identification, documentation, evaluation, and review of related-party relationships and transactions prior to future SEC filings. Management also plans to enhance disclosure review controls and communication processes to support the completeness and accuracy of related-party disclosures.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 6, 2024, the Securities and Futures Commission of Korea (the “SFC”), a body of the Financial Services Commission of Korea, imposed an administrative fine of KRW 142,100,000 (approximately $0.1 million) on Hanryu Holdings, Inc. (the former name of the Company), alleging that the Company failed to submit a securities registration statement in Korea in connection with the portion of the IPO funds raised from Korean investors in 2023.

In response, the Company contested the notice, asserting that it only held an information session without soliciting subscriptions, and that Hanryu Holdings, Inc. is a U.S. corporation not subject to Korean regulations and therefore not obligated to file a securities registration statement in Korea. However, on March 27, 2025, the SFC rejected the Company’s objection.

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

Regarding the administrative appeal filed against the imposition of a fine of KRW 142,100,000 by the SFC, the Korean Central Administrative Appeals Commission scheduled a hearing for October 14, 2025. As a result of the hearing, the Commission dismissed the Company’s appeal to cancel the fine of KRW 142,100,000.

The Company received the written decision of the administrative appeal from the Central Administrative Appeals Commission by mail on November 6, 2025. The Company has brought an action for cancellation of the fine before the Seoul Administrative Court (Case No. 2026Guhap50446), with the Company as plaintiff and the SFC as defendant. The next hearing is scheduled for October 16, 2026, and a first-instance judgment is expected in the first half of 2027. The fine has not been paid pending the outcome of the proceedings, and the Company has not recorded an accrual for this matter. See Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

The information set forth under “Legal Matters” in Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, and the complaint filed by the Company’s former Chief Financial Officer with the Korean Ministry of Employment and Labor, is incorporated herein by reference.

Additionally, from time to time, we may be involved in various proceedings and litigation, claims and other legal matters arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, nonmonetary sanctions, or relief. Management is not currently aware of any other material pending legal proceedings, except for ordinary routine litigation incidental to the business, in which we or any of our subsidiaries are involved, or where our property is subject to such proceedings.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into Material Agreement

On September 1, 2026, the Company entered into a Share Purchase Agreement to acquire 100% of the issued and outstanding shares of AST Co., Ltd. for a purchase price of KRW 10,000,000. The agreement also contemplates potential shareholder loan financing of up to KRW 1,140,000,000 to support repayment of certain existing liabilities of AST Co., Ltd., as well as the issuance of warrants to certain parties, subject to board approvals, regulatory requirements, completion of due diligence, and other closing conditions. Because the transaction had not closed as of the issuance date of these financial statements, no assets or liabilities related to the acquisition have been recognized. The foregoing description of the Share Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.6 hereto and is incorporated by reference herein.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-41763) as filed with the SEC on May 26, 2026
3.2	Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-41763) as filed with the SEC on May 26, 2026
4.1	Form of Common Stock Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on June 30, 2026
4.2	Form of Pre-Funded Warrant	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on June 30, 2026
10.1	Securities Purchase Agreement, dated April 22, 2026, by and between the Company and FirstFire Global Opportunities Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on April 28, 2026
10.2	Convertible Promissory Note, dated April 22, 2026, by and between the Company and FirstFire Global Opportunities Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on April 28, 2026
10.3	Securities Purchase Agreement, dated June 25, 2026 by and between the Company and Armistice Capital Master Fund Ltd.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on June 30, 2026
10.4	Placement Agency Agreement, dated June 25, 2026, by and between the Company and D. Boral Capital LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on June 30, 2026
10.5	Registration Rights Agreement, dated June 29, 2026, by and between the Company and Armistice Capital Master Fund Ltd.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41763) as filed with the SEC on June 30, 2026
10.6	Share Purchase Agreement, dated September 1, 2026, by and between the Company and Kim Gahee	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Interactive Technologies, Inc

Signature	Title	Date

/s/ Taehoon Kim	Chief Executive Officer	September 9, 2026
Taehoon Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

